Form 10-K
period 1996-12-31
SUMMIT DESIGN INC
filed 1997-03-31
CIK 925072

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K
                                   -----------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to

     Commission file number:  0-20923

                                 SUMMIT DESIGN, INC.
               (Exact name of registrant as specified in its charter)


             DELAWARE                                     93-1137888
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                                 9305 S. W. GEMINI DRIVE,
                                BEAVERTON, OREGON  97008
                       (Address of principal executive office)
         Registrant's Telephone number, including area code:  (503) 643-9281


              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              Common Stock, $0.01 par value
                                  (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                    -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 20, 1997 as reported on the Nasdaq National Market, was approximately $67,675,972. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 1997, the Registrant had outstanding 13,364,592 shares of Common Stock. Such number excludes shares of Common Stock to be issued in connection with the Registrant's acquisition of TriQuest Design Automation, Inc. See "Business - Recent Developments"

                        DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K to the extent stated herein certain sections of its definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 28, 1997.

                                      PART I

ITEM 1.    BUSINESS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and, in particular, the risks discussed below and in
Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock."

GENERAL

Summit Design, Inc. ("Summit" or the "Company") is a leading provider of graphical design entry and verification software tools and design to test software tools. The Company's products assist integrated circuit ("IC" or "chip") system, design and test engineers in meeting the market demands for rapid time to market, increased product functionality and lower product cost. Summit's graphical Systems Level Design Automation ("SLDA") products enable IC system and design engineers to create and verify IC designs using familiar graphical paradigms such as block diagrams, state machines, flow charts or truth tables rather than the less intuitive textual hardware description language ("HDL") code required by synthesis and simulation tools. The Company's SLDA products automatically generate optimized HDL descriptions from graphical designs, eliminating time consuming and error prone manual entry of HDL code. The Company's Design to Test products provide a graphical simulation test data creation, graphical simulation results analysis and automatic manufacturing test program generation.

The Company was incorporated in the State of Delaware on December 29, 1993. The Company's principal executive offices are located at 9305 SW Gemini Drive, Beaverton, Oregon 97008 and its telephone number is (503) 643-9281. Unless the context otherwise requires, the terms "Company" and "Summit" as used in this report refer to (i) Summit Design, Inc. and its wholly-owned subsidiaries following the acquisition of SEE Technologies Software Environment for Engineers Ltd. ("SEE Technologies") and the reorganization of Test Systems Strategies, Inc. ("TSSI") as a wholly-owned subsidiary of Summit (collectively, the "Reorganization") and (ii) TSSI prior to the Reorganization. SEE Technologies changed its name to Summit Design (EDA) Ltd. in September 1994.

RECENT DEVELOPMENTS

On February 28, 1997, Summit completed its acquisition of TriQuest Design Automation, Inc. ("TriQuest"). TriQuest develops hardware description language analysis and optimization tools for the design of high performance, deep submicron integrated circuits. The aggregate consideration for the acquisition (including shares reserved for issuance upon exercise of TriQuest options assumed by Summit) was 775,000 shares of Summit Common Stock.

BACKGROUND

Electronic design automation ("EDA") software has played a critical role in accelerating the dramatic advances in the electronics industry over the past two decades. The need for EDA has resulted from the increasing complexity of ICs as well as the increasing number of new IC design starts and the scarcity of skilled IC design and test engineers. The increase in the complexity of ICs lengthens the development cycle while, at the same time, competitive pressures shorten product life cycles. The objectives of EDA are to reduce time to market and the costs associated with product design and verification while permitting the development of a greater number of designs of higher speed and density chips that can be reliably manufactured and tested.

IC development productivity has increased through the evolution of EDA, but has significantly lagged fabrication technology in recent years. Fabrication technology has advanced from the ability to produce chips with over 1 thousand gates at 5 micron line-widths in the 1970s, to more than 10,000 gates in the 1980s, to greater than 1 million gates at sub 0.5 micron line-widths today. For example, the processor used in the original IBM PC in 1981 had approximately 10,000 gates and was manufactured using 3 micron process technology, whereas the Pentium Pro introduced in 1995 contains approximately 2 million gates and is manufactured using 0.35 micron process technology.

In contrast to the progress in fabrication technology, the productivity of the average design engineer has not kept pace. For example, an average engineer would typically design approximately 8 gates per day in the mid-1970s, approximately 40 gates per day in the early 1980s and nearly 400 gates per day in the late 1980s and early 1990s. As a result, a greater number of engineering hours are required to produce many of today's more complex designs, leading to either longer development schedules or the need for larger design teams. To address this challenge, organizations with IC design capabilities continue to search for EDA tools that enable them to increase their productivity and meet the aggressive development schedules dictated by competitive forces.

ADVANCES IN EDA

EDA tools emerged in the early 1970s with the introduction of computer aided design ("CAD") software that permitted engineers to textually enter designs of several thousand gates, and in the early 1980s evolved to computer aided engineering ("CAE") software that enabled engineers to graphically enter designs of tens of thousands of gates. Despite the advantages of graphical CAE tools, design at the gate level became impractical and more error prone as design complexities and gate counts increased. To address these problems, textual HDLs, logic synthesis and functional level simulation tools were introduced in the late 1980s, allowing engineers to engage in high level design automation ("HLDA"). To use the HLDA methodology, engineers are required to describe their IC design in a textual HDL, such as VHDL or Verilog. After the design is coded in HDL, the HDL description can be executed using simulation software to emulate the operation of the desired IC, allowing the engineer to debug the design without building a hardware prototype. The HDL description can be automatically translated to a gate level description using a synthesis software tool.

THE IMPORTANCE OF TEST

Once the IC development process has been completed and verified, manufacturing can begin. As a part of the manufacturing process, millions of chips are tested to verify their quality and functionality prior to shipment. Manufacturing test must be both fast and exhaustive to allow high volume manufacturing of ICs that approach a zero defect level. Test plays such a critical role in the manufacturing process that chips are sometimes re-designed just to optimize testability. Manufacturing test typically involves multi-million dollar hardware test equipment running a software test program which utilizes millions of elements of timing and pattern data for each chip under test. The software test programs are typically produced after the design process is completed but before manufacturing can begin. Today, EDA suppliers provide automatic test program generation software tools that assist test engineers in acquiring vast amounts of timing and pattern data from gate level simulation tools. These tools then create a manufacturing test program by combining the data with program templates for specific hardware test equipment. Significant profits from the sale of ICs and related systems can be lost as a result of delays in the completion of an adequate manufacturing test program.

LIMITATIONS OF HLDA AND TEST

HLDA tools have enabled engineers to accelerate IC development schedules and create more complex chips. However, these tools have significant limitations. First, the conventional design flow for IC engineers using HLDA tools is to represent a design in hand-drawn graphical paradigms such as block diagrams, state machines, flow charts or truth tables, and then laboriously translate their hand-drawn graphical designs into a textual HDL which resembles software program code. This process is time consuming and error prone, and requires the engineer to master a complex programming language. Second, the numerous lines of HDL code that comprise a design are very difficult for engineering teams to understand and communicate during design reviews and equally difficult for engineering management to understand and evaluate. Third, while it would be possible to accelerate time to market by reusing portions of HDL code where similar functions are needed, reuse of HDL code is difficult and often avoided because the complex HDL code complicates understanding the design's functional intent. Fourth, the HLDA methodology is further limiting because textual HDL code typically must be written in either Verilog or VHDL and according to strict rules unique to a specific synthesis tool. This limits the ability of engineers to increase synthesis efficiency by using various HDL languages and multiple synthesis tools. Finally, the lack of stylistic restrictions in HDLs often allows designers to express an IC functional design several different ways. As a result, an HDL design could comply with HDL programming constraints and yet not be able to be synthesized. As importantly, the lack of restrictions allows a designer to produce an HDL description that can be synthesized but that is not as efficient in terms of the resulting gate count or circuit timing. Further, the lack of programming consistency between engineers arising from the lack of stylistic restrictions complicates design team management and design integration. Primarily as a result of the above shortcomings, adoption of HLDA tools as of 1995 had been limited to approximately 11% of the estimated 285,000 IC design engineers worldwide.

Although EDA suppliers today provide automatic test program generation software tools, test engineers are still required to spend substantial time debugging the test programs and the timing and pattern data on the actual manufacturing test equipment that will be used to test the ICs. This effort lengthens time to market and consumes valuable equipment process time that would otherwise be used for manufacturing test. The timing and pattern data required by these test programs is either hand coded or converted from the output of gate level simulators. As a result, the time required to develop a test program and the related data is often longer than the time required to complete the IC design. In addition, although the preparation of test data begins during design simulation, the lack of integration of HLDA and automatic test program generation tools forces the design process and the test preparation process to be separate and serial. The separate nature of design and test preparation often results in duplicative efforts of design and test engineers which can lead to delayed product introduction. The serial nature of design and test preparation can delay recognition of unacceptable testability characteristics of an IC which can result in chip redesign.

In order to meet the market's demands for more powerful, higher density ICs and to reduce both time to market and cost, IC designers and manufacturers seek design and test tools that overcome the limitations of the current HLDA and test development methodologies.

THE SUMMIT SOLUTION

Summit offers software products to assist design and test engineers in meeting the market demands for rapid time to market, increased product functionality and lower product cost. In 1994, Summit introduced Visual HDL for VHDL, its first graphical SLDA product, which accelerates the development, verification and documentation of single function ICs as well as complete systems on a chip. Summit's SLDA products automate manual design entry and verification by enabling IC systems and design engineers to create and verify IC designs using familiar graphical paradigms such as block diagrams, state machines, flow charts and truth tables, rather than less intuitive textual HDL code. The Company's Design to Test software tools allow the design or test engineer to graphically create simulation test data and compare simulation results. The Design to Test software also automatically generates manufacturing test programs. Visual Testbench integrates the design and test processes and allows the design engineer and test engineer to cooperatively develop simulation and manufacturing test programs.

The Company's software products enable organizations to more easily realize the benefits of HLDA by simplifying and automating IC design entry and verification and by linking manufacturing test to design.

The Company believes that its products provide the following benefits:

INCREASED DESIGN PRODUCTIVITY

Summit's SLDA products enhance designers' ability to create, verify and document HDL designs while managing the HDL development environment. These products provide the ability to capture, analyze and verify a variety of high level graphical descriptions and automatically produce a synthesis-ready HDL design, thus eliminating the need to perform time-consuming and error-prone manual coding in an HDL. These familiar graphical descriptions are more easily debugged and more easily communicated among IC engineering team members. The descriptions also facilitate review and approval by engineering management.

DESIGN REUSE, RE-TARGETING AND CONSISTENCY

The Company's SLDA products enable engineers to use libraries of existing VHDL or Verilog code. This code can be used as HDL inputs or automatically converted into a graphical format. Due to the widespread ability of engineers to understand this graphical format, designs can be more easily modified and reused in future developments. In addition, Summit's products can optimize the design output for nearly all of the EDA industry's standard synthesis and simulation tools. In the event the designer requires a different synthesis or simulation tool, the design can be automatically re-targeted to optimize the HDL output for the desired tool set. Finally, because each engineer's work is implemented using the Company's software, which automatically generates the actual HDL code, design efficiency and consistency is maintained even when several engineers work on a project.

ENSURE CHIP FUNCTIONALITY AND MANUFACTURING TESTABILITY

The Company's Design to Test tools provide design and test engineers with the capability to graphically develop simulation test pattern and timing data and assist the engineers in the analysis of the complex and voluminous simulation results. These graphical tools allow the engineer to check the IC under development for manufacturing testability prior to release from the design cycle, minimizing the need to re-design for improved manufacturing testability. Summit's Design to Test tools automate test program generation, thus reducing the need to debug test programs on expensive and highly utilized manufacturing test equipment.

REDUCED TEST DEVELOPMENT TIME

The Company's Visual Testbench product, released in the fourth quarter of 1995, integrates the efforts of design engineers and test engineers to reduce the time required for manufacturing test development. This product automatically converts the millions of elements of pattern and timing data from the graphically prepared simulation input and from simulation results. The converted information is then combined with tester specific templates to automatically generate manufacturing test programs. The Company believes that Visual Testbench can reduce manufacturing test preparation time significantly.

STRATEGY

The Company's mission is to become the leading supplier of SLDA and Design to Test software and to achieve wide-spread acceptance of these technologies by expanding the size of the Company's served market. The key elements of the Company's strategy to achieve this mission are as follows:

ACCELERATE MARKET ADOPTION OF SLDA

Summit intends to expand market acceptance by focusing on key customer accounts to ensure their successful adoption of the SLDA methodology. The Company believes that successful adoption by certain key customers in various industries will promote adoption by other customers within those industries. The Company also believes that its joint development and marketing programs with industry leaders promote awareness and adoption of SLDA. In addition, Summit supports all of the industry's major synthesis, simulation, layout and test products and continues to support and complement new standards as they emerge. The Company also targets student engineers by introducing them to its SLDA products through programs with various universities.(1)

INTEGRATE DESIGN TO TEST INTO SLDA METHODOLOGY

The Company is leveraging its test expertise by integrating its Test Development Series technology into the SLDA design process. This integrated approach can significantly reduce users' time to market by permitting test design to occur in parallel with, and as part of, product design. The Company's first step in implementing this strategy was its introduction of Visual Testbench, a graphical tool that allows the design and test engineer to verify designs and automatically generate test programs. The Company intends to develop additional features and functionality in the areas of graphical user interface and parallel test development with the goal of reducing or eliminating manual test development.(1)

LEVERAGE SLDA TECHNOLOGY LEADERSHIP

The Company intends to continue to advance its technological leadership in graphical design entry and verification to meet the future needs of current users and to provide compelling reasons for adoption by new users. For example, the Company's addition of Visual HDL for Verilog in the fourth quarter of 1995 extended its graphical SLDA methodology to a new group of users. In the future, the Company intends to expand its support of other important modeling languages such as C and C++.(1)

BROADEN THE SCOPE OF SLDA

The Company will continue to identify challenges facing both IC systems engineers and IC design engineers in the areas of SLDA and Design to Test and to focus its development efforts on products to further increase productivity in the creation, verification, documentation and test of single function ICs and complete systems on a chip. The Company believes that power, timing, thermal and cost constraints management and analog circuit design will become increasingly significant bottlenecks, especially in the area of complete systems on a chip. Summit believes that in the future its SLDA products will provide a graphical means for both systems and design engineers to specify the functional intent and simulate the interoperability of hardware and software, as well as the capability to perform what-if analysis on constraints such as power, speed, temperature and cost at the front end of the development process.(1)

PRODUCTS

The Company's SLDA products, Visual HDL for VHDL and Visual HDL for Verilog, provide system design management, graphical design entry, graphical level simulation, HDL code generation and high speed compiled simulation. These products are the result of a focused five-year development effort of approximately 40 EDA software development experts. The Company's Design to Test products, Test Development Series ("TDS") provide graphical simulation test data creation, simulation results analysis and automatic manufacturing production test program generation. The TDS product has been developed over a 15 year period. Visual Testbench, a merging of the Company's technologies which is targeted to bring test and testability to the front end of the top down design process, has been under development since 1994 and was first released in the fourth quarter of 1995.

The Company's products are constructed using modern software design methods and programming languages such as C and C++. All of the Company's products operate on the industry's most popular UNIX workstations, while Visual HDL for VHDL also operates on PCs running Windows 3.1, Windows 95 and Windows NT.

-----------------------

(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

SYSTEM LEVEL DESIGN AUTOMATION

Visual HDL for VHDL and Visual HDL for Verilog (together, "Visual HDL") are graphical entry and verification solutions designed to simplify and accelerate top-down design. Visual HDL can raise productivity by allowing system level, behavioral level and functional level design entry using graphical design methods such as block diagrams, state machines, flow charts and truth tables. As a result, engineers no longer need to textually program their designs in lines of VHDL or Verilog code. Once the design is graphically captured, Visual HDL can then automatically generate synthesizable HDL code that is optimized for specific synthesis tools.

Visual HDL for VHDL uses VHDL as its internal data format and Visual HDL for Verilog uses Verilog as its internal data format, allowing both products to support all the hardware modeling features of both of these standard HDL languages. Competing products typically use proprietary internal languages making them more difficult to use because the design engineer must learn an additional textual language. Such products do not take full advantage of the functionality of VHDL or Verilog, thus limiting the level of integration that can be achieved with industry standard simulation and synthesis tools.

The Visual HDL design environment offers several benefits to top-down designers, including: easier design entry, verification and reuse, and faster, more complete design debugging. Because Visual HDL represents HDL code graphically, designers can better communicate their ideas in a much more intuitive manner. This allows experienced and novice HDL designers to work together efficiently. Visual HDL automatically generates HDL code that is optimized for efficient synthesis. It can also import VHDL or Verilog code and automatically generate graphics from this source text. Utilizing the graphical representations generated by Visual HDL, designers are able to quickly determine the original design intent, allowing them to save time by reusing design components in future designs. An important aspect of Visual HDL is its graphical simulation and debug environment. This environment allows designers to view the path of simulation execution and the simulation results. This gives them the opportunity to shorten development time by focusing on debugging their circuits instead of debugging their HDL code. Visual HDL also provides point-and-click functionality which allows engineers to quickly determine the cause of a bug by highlighting the specific line of text and the related graphical representation where the error exists, thereby significantly shortening the time to debug a program.

Visual HDL operates in both VHDL and Verilog on UNIX workstations and in VHDL on PCs. It supports a broad range of HLDA synthesis and simulation products, including products from Synopsys, Inc. ("Synopsys"), Mentor Graphics Corporation ("Mentor Graphics"), Cadence Design Systems ("Cadence"), VIEWlogic, Compass, IBM, Altera, Simplicity and Exemplar. Visual HDL for VHDL was first shipped in the first quarter of 1994, and Visual HDL for Verilog was first shipped in the fourth quarter of 1995. As of February 28, 1997, the Company had licensed over 2000 seats of Visual HDL. The fourth major release of Visual HDL was released in December 1996.

As of February 28, 1997, Visual HDL's single seat list price ranged from $12,500 to $30,000. The list price of the UNIX workstation version of Visual HDL for VHDL is higher than that for PCs. The actual price for a system also varies depending on the duration of the license and the simulation features included. For example, because Visual HDL for VHDL generally includes a Summit simulator, its price is higher than Visual HDL for Verilog, which uses the Verilog XL simulator sold by Cadence. Finally, the Visual HDL price for a floating license commands a premium over the node locked version since it offers multi-user flexibility.

DESIGN TO TEST PRODUCTS

Test Development Series is a vendor-independent test software development system with a comprehensive portfolio of tools designed to automatically convert gate-level simulation data to test programs that operate on automatic manufacturing test equipment. TDS provides simulation analysis, stimulus generation, simulation rules checking, tester resource checking, automatic manufacturing test equipment test program generation and test program conversion. TDS accepts data from more than 30 of the industry's leading gate level simulators and more than 20 automatic test pattern generators and produces test programs for more than 80 models of ATE equipment.

Test development engineers use TDS to convert design simulation data into optimized and debugged test programs. TDS can reduce test program development costs and can improve the quality of manufacturing test programs by providing a graphical environment to view, manage and manipulate the vast amounts of text-based test data. TDS provides simulation data converters and test program generators (wavebridges) through a central database. This can help engineers move test programs from one tester to another, providing greater flexibility in the use of manufacturing test equipment. In addition, TDS offers specialized timing data management tools that assist in the development of test programs that can help IC manufacturers efficiently sort parts by their operating speed. The ninth major release for TDS was released in the fourth quarter of 1996.

A typical fully configured TDS system would include graphical wave editors, a library of simulation data converters and a wavebridge and, had a list price of approximately $95,000 as of February 28, 1997. However, the components of a TDS system can be sold individually. For example, each of the Company's installed base of customers needs to purchase a new wavebridge for each new tester which the customer uses in its manufacturing process. As of February 28, 1997, the list prices for components ranged from approximately $5,000 for a simulation data converter to $39,000 for a wavebridge, excluding any additional development costs that may be charged to the customer in connection with customized or special orders.

VISUAL TESTBENCH

Visual Testbench provides a new methodology for creating simulation stimulus, validating device specifications and tying simulation results directly to test. Visual Testbench provides a structured solution to a task traditionally resolved by manually writing lines of HDL code. Visual Testbench is designed to raise productivity by providing graphical timing diagrams, specification spreadsheets and flowcharts for simulation stimulus creation. In addition, this product allows the designer to check that timing requirements have been met by the simulation. Unique to Visual Testbench is its ability to directly connect a Verilog simulation to ATE test equipment. In addition, the Company is currently developing a VHDL version of Visual Testbench. The Company believes that the market for Visual Testbench will be primarily design teams and, as a result, the test development function will, to an extent, be performed during the design phase. Visual Testbench's structured test program development process should allow design teams to spend less time explaining their test programs to test engineers or trying to put their devices into production. The second major release for Visual Testbench completed beta testing in the fourth quarter of 1996.(1)

As of February 28, 1997, the list price for Visual Testbench ranged from $42,000 to $102,000 depending on the configuration. Visual Testbench provides a new methodology for creating IC test programs. The Company anticipates a lengthy period of test marketing for Visual Testbench. Accordingly, the Company cannot predict the extent, if any, to which it will realize revenue from this product.(1)

The Company's revenue is predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS, and the Company believes that these products will continue to account for a substantial portion of its revenue in the future. The Company's future success depends primarily upon the market acceptance of its existing and future SLDA products. The Company's SLDA products incorporate certain unique design methodologies and thus represent a departure from industry standards for design entry and verification. The Company believes that broad market acceptance of its SLDA products will depend on several factors, including the ability to significantly

------------------------

(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

enhance design productivity, ease of use, interoperability with existing EDA tools, price and the customer's assessment of the Company's financial resources and its technical, managerial, service and support expertise. Although demand for SLDA products has increased in recent years, the market for SLDA products is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to purchase the Company's SLDA products. A decline in the demand for, or the failure to achieve broad market acceptance of, the Company's SLDA products will have a material adverse effect on the Company's business, financial condition and results of operations.(1)

CUSTOMERS

The Company's end-user customers include companies in a wide range of industries, including semiconductor devices, semiconductor test equipment, telecommunications, computer/peripherals, consumer electronics, aerospace/defense and other electronics entities. As of February 28, 1997, the Company had installed more than 2000 seats of its SLDA tools in more than 190 companies, of which more than 170 companies had entered into support contracts. In addition, as of such date, the Company had more than 325 active installations of its Design to Test products. No single customer represented more than 10% of the Company's total revenue in 1996. The following table lists a representative sample of the Company's worldwide end-user customers that generated at least $25,000 in revenue for the Company in 1995 or 1996.


 SEMICONDUCTOR    SEMICONDUCTOR                           COMPUTER/        CONSUMER        AEROSPACE/
    DEVICES      TEST EQUIPMENT   TELECOMMUNICATIONS     PERIPHERALS      ELECTRONICS        DEFENSE           OTHER
---------------  ---------------  -------------------  ---------------  ---------------  ---------------  ---------------
AMD              Advantest        Alcatel              Compaq           Canon            Allied Signal    Anam

I-Cube           Credence         Bay Networks         Fujitsu          Honeywell        E Systems        Fuji/Xerox

ID Technology    Teradyne         Bell Northern        Hewlett-Packard  Matsushita       Hughes Aircraft  InFocus Systems

Level One                         Cabletron            Hitachi          Mitsubishi       Lockheed-Martin  Lucky Goldstar

Microchip.                        Ericsson             IBM              NEC              Rockwell         Sumitomo Metal

Motorola                          General Instruments  OKI              Phillips         TRW              Xerox

National Semi                     Hitachi              Quantum          Sharp                             Zenith

PMC Sierra                        Lucent               Seagate          Sony

SGS-Thomson                       Nippon Denso         Siemens

Texas
  Instruments                     Northern Telecom     Storage Tech

                                  Rohm                 Stratus


The following examples illustrate the selection and use of the Company's products by certain of the Company's customers. There can be no assurance that new or existing customers will achieve any of the benefits described below.

A supplier of networking products used Visual HDL to develop a twelve-port Ethernet switch with an integrated ATM port for backbone or server connectivity. For this customer, minimizing time-to-market was critical to meeting market-share and profit objectives. The design team coded the entire design in Visual HDL. The final chip consisted of graphical constructs representing 60,000 lines of VHDL code that synthesized into 115,000 gates. The ability to design and debug the chip using Visual HDL contributed to this customer meeting its design schedule.

A workstation division of a computer supplier used Visual HDL to successfully re-target an 11,000 gate ASIC for a workstation graphics chip. The primary engineer had worked on the design for over two months targeting a specific ASIC process. When the design needed to be re-targeted to a second ASIC

-----------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

technology, the designer was able to retarget the design in less than one day using Visual HDL. The same task could have taken the engineer up to a month to complete using traditional re-targeting methods.

A computer peripheral manufacturer designed a 10,000-gate interrupt/local bus controller using Visual HDL. The design team had to complete the new design in three to four months, and had differing levels of design experience. The engineer working on the most significant parts of the design had very little knowledge of HDL-based design. The team leader estimated that it would have taken up to two months to sufficiently familiarize the engineer with the HDL code. The graphical design environment of Visual HDL enabled the engineer to effectively communicate with the other team member and familiarize himself with the HDL code. The design was completed on schedule.

A product line group at a semiconductor manufacturer purchased Test Development Series products to replace its prior older generation test manufacturing solution. The group thereafter has used TDS products in substantially all of its test development. For example, TDS products were used to create a different test program and translate Verilog scan vectors to a different environment for a battery pack power management chip. The translation was functionally correct and required little debug time.

MARKETING AND SALES

The Company markets its products to customers worldwide who design or manufacture ICs for their own use or sale in a wide variety of industries. The primary objectives of the Company's marketing effort are to increase market awareness of the Company's products, to promote the adoption of SLDA and Design to Test methodologies, and to evaluate customer satisfaction and determine additional customer demands. To increase market awareness, the Company displays its SLDA and Design to Test products at all major industry trade shows, including the annual Design Automation Conference and International Test Conference. The Company also promotes its products through advertisements in trade journals and by sponsoring various seminar series. To promote the adoption of its methodologies, the Company offers its products at a reduced cost to design engineer programs at several universities so that engineering students may become familiar with Summit's products and design techniques.

The Company's sales strategy is to employ its direct sales, independent and affiliated distributors and telesales distribution channels to efficiently and effectively target individual customer and product market segments. As of December 31, 1996, the Company had 34 employees in its sales organization and seven people in its marketing group.

DIRECT SALES

The Company employs direct sales teams which combine technically proficient sales persons with skilled field applications engineers capable of serving the sophisticated needs of the management and engineering staff of its customers. The Company assigns selected direct sales personnel to target major accounts, such as vertically integrated systems design houses like Lucent, IBM, Motorola and Siemens that produce their own IC designs for their electronic products. Major accounts receive particular focus because of their size and influence as industry leaders.

Following the release of Visual HDL for VHDL, the direct sales force concentrated on promoting that product, and sales efforts related to TDS products decreased. The Company recently has adopted a strategy of designating sales personnel as either SLDA or Design to Test specialists in an effort to ensure that each product line receives focused attention from members of Summit's direct sales force. The Company's direct sales force operates in the United States and portions of Europe, with offices in California, Oregon, Texas, Massachusetts, Florida, Pennsylvania, Arizona, Minnesota, France, Germany and the United Kingdom. Approximately 54%, 58% and 62% of the Company's revenue for the years ended December 31, 1996, 1995 and 1994, respectively, were generated through Summit's direct sales force.

DISTRIBUTORS

Distributors promote and distribute the Company's products in the Asia-Pacific region, the United Kingdom, France, Germany, Sweden, Italy and Israel. Approximately 46%, 42% and 38% of the Company's revenue in the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made through distributors. During the fourth quarter of 1995, the Company entered into a distribution agreement with ATE Services Company, Ltd. ("ATE") pursuant to which ATE was granted exclusive rights to sell, distribute and support all of Summit's Design to Test products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its SLDA products in Japan with Seiko Instruments, Inc. ("Seiko"). In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach.

In March 1996, to centralize management of the distribution of the Company's products in the Asia-Pacific region, excluding Japan, the Company entered into a joint venture with Anam S&T Co., Ltd. ("Anam") pursuant to which the joint venture corporation (Summit Asia) shall acquire exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan, until June 1997. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. The joint venture provides a direct sales force for the Company's products in Korea and facilitates management and support of the independent distributors that market the Company's products in Taiwan, Singapore, Hong Kong, Australia, Malaysia and India. As of February 28, 1997, Anam owned approximately 80% of the stock of Summit Asia. However, as payments are made by Summit Asia to Anam for the repurchase from Anam of certain rights related to the Company's products, and as stock options are exercised by employees and board members, the Company's percentage ownership can increase until it is equal to that of Anam. As of February 28, 1996, the Board of Directors of Summit Asia consisted of two representatives from Anam, one from Summit Asia and one from Summit. Actions of the Board require approval of 75% of the directors.

For the year ended December 31, 1996, all sales of the Company's products in the Asia-Pacific region were made through Summit Asia, ATE and Seiko. There can be no assurance the new relationships with Summit Asia, ATE and Seiko will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships.

Telesales is currently used to market the renewal of maintenance and technical support agreements for both SLDA and Design to Test products in North America, allowing the direct sales force to concentrate its efforts on new accounts. The Company expects its use of the telesales channel to grow in the future, in applications such as the marketing of product upgrades and add-on business.(2)

Approximately 50%, 52% and 39% of the Company's revenue for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made outside of the United States. In order to successfully expand international sales, the Company may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors. This will require significant management attention and financial resources and could adversely affect the Company's operating margins. In addition, to the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited. There can be no assurance that the Company will be able to maintain or increase international sales of the Company's products, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

---------------------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

The Company's reliance on distributors involves certain risks. For example, the Company is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Summit Asia, ATE and Seiko, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER SERVICES

Technical support is available to customers on both a pre-sale and post-sale basis. Pre-sale support involves the Company's application engineers working with the Company's direct sales force and distributors to provide on-site support during the end user's evaluation and implementation process. Post-sale support is provided through annual maintenance contracts which provide customers with the Company's technical support team via telephone and as well as all minor enhancements and any major upgrades. This program is sold for 20% of the list price of the product. The Company provides its customers with a 90-day warranty that its products are free from defects.

In addition to its maintenance, technical support and upgrade fees, the Company also conducts a variety of training programs ranging from introductory level courses to advanced training on full use of all of its products. Training is offered at the Company's facilities, at distributors' facilities and at customer locations worldwide. The Company intends to further expand its focus on customer training. For the years ended December 31, 1996, 1995 and 1994, maintenance and services provided approximately 21%, 19% and 18% of the Company's total revenue, respectively.

COMPETITION

The EDA industry is highly competitive and the Company expects competition to increase as other EDA companies introduce SLDA and Design to Test products. The Company faces different competitive dynamics in the markets for its SLDA and Design to Test products. In the SLDA market, the Company principally competes with Mentor Graphics and a number of smaller firms. Indirectly, the Company also competes with other firms that offer alternatives to SLDA and could potentially offer more directly competitive products in the future. Certain of these companies have significantly greater financial, technical and marketing resources and larger installed customer bases than the Company. Some of the Company's current and future competitors offer a more complete range of EDA products and may distribute products that directly compete with the Company's SLDA products by bundling such products with their core product line. In addition, the Company's products perform a variety of functions, certain of which are, and in the future may be, offered as separate products or discrete point solutions by the Company's existing and future competitors. For example, certain companies currently offer design entry products without simulators. There can be no assurance that such competition will not cause the Company to offer point solutions instead of, or in addition to, the Company's current software products. Such point solutions would be priced lower than the Company's current product offerings and could cause the Company's average selling prices to decrease, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the Design to Test market, the Company competes primarily with the internal design groups of its existing and potential customers, many of which to date have designed and developed customized Design to Test tools for their particular needs. The company also competes with smaller emerging companies.

The Company competes on the basis of certain factors including product capabilities, product performance, price, support of industry standards, ease of use, first to market and customer technical support and service. The Company believes that it competes favorably overall with respect to these factors. However, in particular cases, the Company's competitors may offer SLDA or Design to Test products with functionality which is sought by the Company's prospective customers and which differs from that offered by the Company. In addition, certain competitors may achieve a marketing advantage by establishing formal alliances with other EDA vendors. Further, the EDA industry in general has experienced significant consolidation in recent years, and the acquisition of one of the Company's competitors by a larger, more established EDA vendor could create a more significant competitor. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company's current and future competitors will not be able to develop products comparable or superior to those developed by the Company or to adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT DEVELOPMENT

The Reorganization in early 1994 resulted in the joining of SEE Technologies, a technological leader in graphical design entry and verification, with TSSI, a technological leader in production test products. Thus, development of SLDA products has been performed at the Company's offices in Israel and development of Design to Test products has been conducted at the Company's principal office in Beaverton, Oregon. As of December 31, 1996, the Company's research and development team consisted of 65 software developers, including 40 dedicated to the Company's SLDA products and 25 focused on Design to Test products.

For the years ended December 31, 1996, 1995, and 1994 , the Company's research and development expenditures were approximately $5.2 million, $5.1 million, and $4.6 million, respectively, which represented approximately 26%, 36%, and 36% of revenue in each such period. The Company has to date expensed all research and development costs as incurred. In addition, the Company has received grants from the Israeli Chief Scientist ("Chief Scientist") in the Israeli Ministry of Industry and Trade. The Company has recorded these grants as debt on the consolidated financial statements.

Summit's research and development strategy is to be proactive in determining customer needs and to develop new SLDA and manufacturing test products to meet these needs. The Company believes that system-level definition and design analysis will become increasingly significant bottlenecks in the IC development process and thus present product development opportunities. The Company's research and development efforts are focused on creating products to further increase productivity in the creation, verification, documentation and production test of both IC and system level designs. Accordingly, in addition to continued development of SLDA and TDS products, the Company is continuing to dedicate resources to integrating its TDS technology into the SLDA design process. Visual Testbench, first shipped in the fourth quarter of 1995, is a product of such efforts(1)

The Company has actively sought to establish cooperative relationships with certain EDA industry leaders in order to gain early access to new product information and to better integrate the Company's products with those supplied by other vendors in the EDA market. For example, the Company maintains a relationship with Advantest in the Design to Test area through which the Company receives product information from Advantest from which the Company is developing a wavebridge for third-party

---------------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

customers. In addition, in the SLDA products area, the Company has a relationship with Cadence pursuant to which Cadence helps specify the integration between Summit's Visual HDL for Verilog and Cadence Verilog XL simulator. The Company believes that these relationships mutually benefit the Company and the EDA vendors by fostering development and facilitating interoperability of the Company's and vendors' complimentary products. These relationships are informal and may be terminated by either party with limited notice. In addition, such relationships are with companies that are current or potential future competitors of the Company. If any of these relationships were terminated and the Company was unable to obtain in a timely manner information regarding modifications of third party products necessary for modifying its software products to interoperate with these third party products, the Company could experience a significant increase in development costs, the development process would take longer, product introductions would be delayed and the Company's business, financial condition and results of operations could be materially adversely affected.

The EDA industry is characterized by extremely rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In addition, customers in the EDA industry require software products that allow them to reduce time to market, differentiate their products, improve their engineering productivity and reduce their design errors. The Company's future success will depend upon its ability to enhance its current products, develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if such product releases have been pre-announced, the Company's business, financial condition and results of operations would be materially adversely affected.

The Company's Design to Test products employ the Company's WGL format. The Company permits others to use this format without charge, and the Company believes that it has been widely adopted in the industry. An industry group in which the Company currently participates is formulating a new format, STIL, that it plans to present as a new industry standard. If this standard is adopted commercially, the Company would be required to provide products that operate with the STIL format. Development of such products would require significant effort and expense. Moreover, any delay in the availability of such products could materially adversely affect the Company's business, financial condition and results of operations.

Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, licensing arrangements and technical means to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to, and distribution of, its software, documentation and other proprietary information. In addition, the Company's products are protected by hardware locks and software encryption techniques designed to deter unauthorized use and copying. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

The Company provides its SLDA products to end-users primarily under "shrink-wrap" license agreements included within the packaged software. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. The Company provides its Design to Test products to end-users under written license agreements, signed by each licensee at the time of purchase of a license. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

The Company could be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows, the functionality of products in its industry segment overlaps and an increasing number of software patents are granted by the United States Patent and Trademark Office. Although the Company is not aware of any threatened litigation or infringement claims, there can be no assurance that a third party will not claim such infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. Failure to protect its proprietary rights or claims of infringement could have a material adverse effect on the Company's business, financial condition and results of operations.

OPERATIONS IN ISRAEL

The Company's research and development operations related to its SLDA products are located in Israel and may be affected by economic, political and military conditions in that country. Accordingly, the Company's business, financial condition and results of operations could be materially adversely affected if hostilities involving Israel should occur. This risk is heightened due to the restrictions on the Company's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel. In addition, while all of the Company's sales are denominated in United States dollars, a portion of the Company's annual costs and expenses in Israel are paid in Israeli currency. These costs and expenses were approximately $4.3 million, $4.3 million and $2.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. Payment in Israeli currency subjects the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation, which has been approximately 11%, 8% and 15% during the years ended December 31, 1996, 1995, and 1994, respectively. The Company's primary expense which is paid in Israeli currency is employee salaries for research and development activities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, coordination with and management of the Israeli operations requires the Company to address differences in culture, regulations and time zones. Failure to successfully address these differences could be disruptive to the Company's operations.

The Company's Israeli production facility has been granted the status of an "Approved Enterprise" under the Investment Law. Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. The Company believes that it operates in compliance with all the "Approved Enterprise" conditions and criteria applicable to it. However, there can be no assurance that the Company's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. The loss of or any material decrease in these income tax benefits could have a material adverse effect on the Company's business, financial condition and results of operations.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS.

Summit's Israeli subsidiary has obtained research and development grants from the Chief Scientist in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1996, the Company was obligated to pay back approximately $232,000 and $541,000 for the 1993 and 1995 grants, respectively. Such obligations are collateralized by all tangible and intangible assets of the Israeli subsidiary. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company also received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of December 31, 1996, approximately $364,000 was outstanding under the grant.

MANAGEMENT OF GROWTH AND ACQUISITIONS

Summit's ability to achieve significant growth will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage current and future employees. Summit expects any such growth will place a significant strain on its operational resources and systems. Failure to effectively manage any such growth would have a material adverse effect on Summit's business, financial condition and results of operations.

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis and optimization tools for the design of high performance, deep submicron integrated circuits. As a result of the acquisition, Summit's operating expenses are expected to increase. There can be no assurance that the integration of TriQuest's business can be successfully completed in a timely fashion, or at all, or that the revenues from TriQuest will be sufficient to support the costs associated with TriQuest's business, without adversely affecting Summit's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on Summit's business and results of operations. In addition, Summit regularly evaluates acquisition opportunities. Future acquisitions by Summit could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse effect on Summit's results of operations.

EMPLOYEES

As of December 31, 1996, the Company had 124 employees, 65 of whom were engaged primarily in research and development and related operations, 41 of whom were engaged primarily in sales and marketing and 18 of whom were engaged primarily in corporate management and administration. A total of 77 of these employees were located in the United States, 42 in Israel and five in Europe. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand.

ITEM 2.    PROPERTIES

The Company's principal facility, located in Beaverton, Oregon, consists of approximately 31,000 square feet of office space leased pursuant to an agreement which terminates on December 31, 1999. The rent and common area fees payable on this facility are currently approximately $28,000 per month. This space is used for the Company's U.S. research and development, production, sales and marketing and administration. The Company also leases approximately 9,800 square feet of office space in Herzlia, Israel for research and development under a lease with DCL Technologies that expires on December 31, 1997. The rent payable on this office space is currently $13,750 per month, and increases over the term of the lease based on the Israeli consumer price index. Additionally, TriQuest leases approximately 4,300 square feet of office space in Campbell, California for research and development and sales activities. The rent payable is currently approximately $6,000 per month which increases to $6,400 over the term of the lease which expires in April 1999. The Company expects that its current facilities will be adequate to serve its needs for the foreseeable future.(2)

ITEM 3.     LEGAL PROCEEDINGS

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1996, the Company solicited a written consent (effective October 15, 1996) from its stockholders regarding the following matters: (i) approval of the amendment and restatement of the Company's Certificate of Incorporation to (a) increase the number of shares of authorized Common Stock to 30,000,000, (b) establish the number of shares of authorized and undesignated Preferred Stock at 5,000,000, (c) provide for a classified board consisting of three classes, the members of each class to serve for a term of three years, effective as of the date of the first annual meeting of stockholders after the Company's initial public offering, (d) provide that directors may be removed from office only for cause, (e) provide that vacancies on the Board of Directors may be filled only by a majority of members of the Board of Directors, (f) eliminate the right of stockholders to take action by written consent and (g) provide that certain articles of the Certificate of Incorporation may only be amended by the affirmative vote of at least two-thirds of the then-outstanding shares of voting stock; (ii) approval of the amendment and restatement of the Company's Bylaws to (a) provide that stockholders shall only make director nominations and bring business before the annual meeting upon prior written notice delivered to the Company a specified number of days prior to the meeting, (b) provide that no business other than that specified in the notice of special meeting may be transacted at the special meeting, (c) provide for a classified board, (d) decrease the authorized number of directors to seven, (e) delete Article XII and (f) such other changes as set forth in the Bylaws; (iii) approval of the adoption of the Company's Employee Stock Purchase Plan and reservation of 150,000 shares of the Company's Common Stock for issuance thereunder; (iv) approval of the Company's Director Option Plan and the reservation of 150,000 shares of the Company's Common Stock for issuance thereunder; and (v) approval of the amendment of the 1994 Stock Plan to increase the number of shares reserved for issuance thereunder to 2,322,000 and to comply with
Section 16(b) of the Securities Exchange Act of 1934. The written consent and each matter contained therein was approved by a majority of the stockholders of the Company, representing 11,318,704 votes for each matter. The written consent was not distributed to all stockholders of the Company; however, in accordance with Delaware law, notice of the taking of the corporate action was duly given to the other stockholders.

---------------------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The executive officers and directors of the Company and their ages as of March 20, 1997 are as follows:

  Name                 Age                      Position
--------              -----                    ----------
Larry J. Gerhard        56                Chairman of the Board, President
                                          and Chief Executive Officer

C. Albert Koob          42                Vice President-Finance, Chief
                                          Financial Officer and Secretary

Zamir Paz               47                Vice President-Worldwide Engineering
                                          and Operations and Director

Daniel C. Skilken       37                Vice President-Worldwide Marketing

D. Gregory Kott         37                Vice President-Worldwide Sales

Roger A. Bitter         52                General Manager-TSSI Division

Eric Benhayoun          43                Vice President, General
                                          Manager-European Operations

Sharon L. Beelart       49                Corporate Controller

Art Fletcher            32                Treasurer and Director of Financial
                                          Planning

Amihai Ben-David (1)    48                Director

John Grillos (1)(2)     55                Director

Fred L. Hanson (2)      57                Director

Jay B. Morrison         49                Director

Mark Stevens (1)        37                Director

-------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

Mr. Gerhard has served as President, Chief Executive Officer and Director of the Company since January 1993 and was elected Chairman of the Board in May 1996. From November 1991 to November 1992, Mr. Gerhard was the President and Chief Executive Officer of Enterprise Communications and Computing Inc., a communications products provider for the Unix-based virtual mainframe market. Mr. Gerhard was the President and Chief Executive Officer of Ventura Software, Inc. ("Ventura"), a desktop publishing company and a wholly-owned subsidiary of Xerox Corporation from November 1989 to November 1991. Prior to that time, Mr. Gerhard was employed for nine years with Decision Data, Inc., a supplier of peripherals and applications software for IBM System 3X and AS400, including the last three years as President and Chief Executive Officer.

Mr. Koob has served as Vice President-Finance and Chief Financial Officer since October 1995 and Secretary since May 1996. From October 1989 to April 1994, Mr. Koob was the Vice President and Chief Financial Officer of Ventura. Mr. Koob was the Vice President and General Manager of Decision Business Solutions, an IBM midrange system reseller, from 1987 to 1989. Prior to 1987, Mr. Koob held various senior level financial management positions with technology companies.

Mr. Paz has served as Vice President-Worldwide Engineering and Operations and Director of the Company since January 1994. From January 1991 to January 1994, Mr. Paz was President and Managing Director of SEE Technologies Software Environment for Engineers, Ltd. Prior to that time, Mr. Paz was employed for eight years at Daisy Systems Israel, an EDA provider, where he served as Director of Design Entry and Technical Marketing. Mr. Paz has opted not to stand for reelection and will cease being a Director when his successor is elected at the Company's 1997 annual meeting.

Mr. Skilken has served as Vice President-Worldwide Marketing since December 1993. From June 1991 to December 1993, Mr. Skilken was the Director of Corporate Marketing at COMPASS Design Automation, Inc. (a subsidiary of VLSI Technology) ("COMPASS"), an EDA supplier. From December 1989 to June 1991, Mr. Skilken was the Director of ASIC Marketing for the IC Group at Mentor Graphics, an EDA provider. From December 1988 to December 1989, Mr. Skilken worked at Daisy-Cadnetix, an

EDA supplier, most recently as Director of Semiconductor Industry Marketing. From January 1983 to December 1988, Mr. Skilken worked at VLSI Technology, a semiconductor manufacturer, where his last position was Product Marketing Manager for the ASIC Division.

Mr. Kott has served as Vice President-Worldwide Sales since June 1996 and as Vice President-North American Sales from August 1994 to June 1996. From June 1994 to August 1994, he served as Director, Major Accounts. From January 1994 to May 1994, Mr. Kott was the Western Area Sales Director for the Logic Modeling Division of Synopsys, an EDA provider. From January 1987 to January 1994, Mr. Kott held various sales positions at Mentor Graphics, most recently as Director of IC Sales.

Mr. Bitter has served as General Manager-TSSI Division since March 1996. From January 1994 to February 1996, Mr. Bitter served as Vice President-Far East Sales Operations. From August 1991 to January 1994, Mr. Bitter was President of COMPASS Japan K.K. From August 1986 to June 1990, Mr. Bitter held various positions at Silicon Compiler Systems, an EDA supplier, where he served most recently as Vice President of Far East Operations. From October 1985 to August 1986, Mr. Bitter served as Vice President-Worldwide Sales for SDA, an EDA company. From August 1983 to October 1985, Mr. Bitter was the Western Regional Sales Manager for the Western U.S. sales offices of Mentor Graphics.

Mr. Benhayoun has served as Vice President, General Manager-European Operations since June 1996 and as Vice President-European Sales Operations from November 1994 to June 1996. From June 1994 to November 1994, Mr. Benhayoun was the European Marketing Manager for the Modeling Product Division of Synopsys. From March 1990 to June 1994, Mr. Benhayoun was the General Manager and Director of Logic Modeling Corporation France, an SDA provider which was acquired by Synopsys in January 1994. Prior to that time, he held various European sales and marketing management positions with Cadnetix Corporation and Daisy Systems, each an EDA supplier.

Ms Beelart has served as Corporate Controller since December 1996. From April 1992 to December 1996, Ms Beelart worked independently as a CPA and financial consultant, serving from April 1996 to December 1996 with Summit. From June 1986 to April 1992, Ms Beelart served as the Chief Financial Officer of Sierra Detroit Diesel Allison, Inc., a $40 million distribution company in the San Francisco Bay Area. From January 1978 to June 1986, Ms Beelart held various positions including audit manager with Coopers & Lybrand L.L.P. in Portland, Oregon.

Mr. Fletcher has served as Treasurer and Director of Financial Planning since April 1996. From October 1995 to March 1996, Mr. Fletcher was Director of Business and Financial Planning. From April 1994 to September 1995, Mr. Fletcher was Manager of Financial Planning and Systems. From February 1992 to April 1994, Mr. Fletcher managed the financial planning and analysis function for TriQuint. Prior to that time, Mr. Fletcher was employed by Industrial Funding for three years in a finance and accounting position.

Mr. Ben-David has served as a Director of the Company since January 1994. He has been the founder, Chief Executive Officer and Chairman of DCL Technologies Ltd., a public company located in Israel and traded on the Tel-Aviv Stock Exchange, since May 1982. DCL Technologies Ltd. specializes in the development of high technology companies in the areas of communications, computer telephony, expert systems and electronic design automation. From January 1991 until the Reorganization, Mr. Ben-David was Chairman of the Board of SEE Technologies.

Mr. Grillos has served as a Director of the Company since February 1994. Mr. Grillos has been employed by Robertson, Stephens & Company LLC, an investment banking firm, in its venture capital group since August 1988. He is also a director of CBT Group PLC and of several private companies. Mr. Grillos has opted not to stand for reelection and will cease being a Director when his successor is elected at the Company's 1997 annual meeting.

Mr. Hanson has served as a Director of the Company since September 1995. He has been President and Chief Executive Officer of Information Optics Corp., an optical memory company, since October 1995. From October 1994 to December 1995, Mr. Hanson was part owner and Chief Executive Officer of Acquisitions, Mergers and Reorganizations, Inc., a consulting company. From August 1992 to April 1993,

He was President and Chief Executive Officer of Burr-Brown Corp., an electronic components company. He was President and Chief Executive Officer of Bipolar Integrated Technology, an integrated circuits company, from April 1990 to August 1992. Mr. Hanson started his career with Hewlett-Packard where his final position was General Manager of the Corvallis Division in Corvallis, Oregon.

Mr. Morrison has served as a Director of the Company since May 1996. He has been a General Partner of Newbury Ventures, Inc., a venture capital investment firm, since January 1992. From July 1990 to December 1991, he was President of Berkeley International Capital Corp., which was a wholly-owned subsidiary of Govett & Co. Ltd. that specialized in private equity investments. Mr. Morrison has opted not to stand for reelection and will cease being a Director when his successor is elected at the Company's 1997 annual meeting.

Mr. Stevens has served as a Director of the Company since February 1994. He has been a General Partner of Sequoia Capital VI, a venture capital investment fund, since March 1993. Prior to that time, beginning in July 1989, Mr. Stevens was an associate at Sequoia Capital. Mr. Stevens currently serves on the Board of Directors of Aspect Development, a client/server applications software company, and several private companies. Prior to working at Sequoia Capital, Mr. Stevens held technical sales and marketing positions at Intel Corporation. Mr. Stevens has opted not to stand for reelection and will cease being a Director when his successor is elected at the Company's 1997 annual meeting.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market under the trading symbol SMMT on October 18, 1996. The high and low sales prices for the Common Stock of the Company as reported on the Nasdaq National Market for the period from October 18, 1996 to December 31, 1996 were
$12.75 and $8.25, respectively. The price for the Common Stock as of the close of business on March 20, 1997 was $8.50 per share.

As of March 20, 1997, the Company had approximately 197 stockholders of record.

The stock markets have experienced price and volume fluctuations that have particularly affected technology companies, resulting in changes in the market prices of the stocks of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, factors such as announcements of technological innovations or new products by the Company or its competitors, market conditions in the computer software or hardware industries and quarterly fluctuations in the Company's operating results may have a significant adverse effect on the market price of the Company's Common Stock.


From October 1, 1996 to December 31, 1996, the Company issued and sold 6,583 shares of Common Stock that were not registered under the Securities Act of 1933 at prices ranging from $0.50 to $1.75 per share upon exercise of stock options pursuant to the Company's 1994 Stock Plan. Such issuances were made in reliance upon the exemption from registration set forth in Rule 701 promulgated under the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 1996, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996 and 1995 are derived from the consolidated financial statements of the Company, which have been audited by Coopers & Lybrand L.L.P., and are included elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 1993 and the consolidated balance sheet data at December 31, 1994 and 1993 have been derived from audited financial statements not included in this document. The consolidated statement of operations data for the year ended December 31, 1992 and the consolidated balance sheet data at December 31, 1992 have been derived from unaudited financial statements that include all adjustments that the Company considers necessary for a fair presentation of the financial information set forth therein. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                  Years Ended December 31,
                                       ---------------------------------------------
                                         1996     1995     1994     1993     1992
                                       -------- -------- -------- -------- ---------
                                         (in thousands, except per share data)
Statement of Operations Data (1):
Revenue:
Product licenses                       $15,179  $10,383   $9,143   $4,693   $7,716
 Maintenance and services                4,215    2,637    2,323    2,547        -
 Other                                     567    1,050    1,516        -        -
                                       -------- -------- -------- -------- ---------
  Total revenue                         19,961   14,070   12,982    7,240    7,716
Cost of revenue
 Product licenses                          571      651      681      440      434
 Maintenance and services                  439      400      390      330        -
                                       -------- -------- -------- -------- ---------
  Total cost of revenue                  1,010    1,051    1,071      770      434
                                       -------- -------- -------- -------- ---------
  Gross profit                          18,951   13,019   11,911    6,470    7,282
Operating expenses:
 Research and development                5,204    5,113    4,632    2,381    2,642
 Sales and marketing                     8,622    7,370    5,867    3,673    4,456
 General and administrative              2,821    3,112    2,309    1,919    1,359
 Restructuring expense                       -        -        -        -      300
 In-process technology                       -        -      647        -        -
                                       -------- -------- -------- -------- ---------
  Total operating expenses              16,647   15,595   13,455    7,973    8,757
                                       -------- -------- -------- -------- ---------
Income (loss) from operations            2,304   (2,576)  (1,544)  (1,503)  (1,475)
Other income (expense), net                126     (176)    (100)    (119)    (122)
                                       -------- -------- -------- -------- ---------
Income (loss) before income taxes        2,430   (2,752)  (1,644)  (1,622)  (1,597)
Income tax provision (benefit)            (246)     399      402        -        -
                                       -------- -------- -------- -------- ---------
Net income (loss)                       $2,676  $(3,151) $(2,046) $(1,622) $(1,597)
                                       -------- -------- -------- -------- ---------
                                       -------- -------- -------- -------- ---------
Net income (loss) per share (2)          $0.22   $(0.26   $(0.17) $(0.14)
                                       -------- -------- -------- --------
                                       -------- -------- -------- --------
Number of shares used in per share
 calculation (2)                        12,372   11,900   11,870   11,569



                                                        December 31,
                                       ---------------------------------------------
                                         1996     1995     1994     1993     1992
                                       -------- -------- -------- -------- ---------
                                                       (In thousands)
Balance Sheet Data:
 Cash and cash equivalents             $19,596     $592   $1,193    $429      $267
 Working capital                        17,810     (530)    (444) (2,077)   (1,265)
 Total assets                           28,072    8,903    8,036   2,703     2,670
 Long-term obligations,
  less current portion                     770    1,216      253     302       580
 Total stockholders' equity (deficit)   19,627      592    1,295  (1,304)   (1,178)


-------------------

(1) The results of SEE Technologies are included in the Consolidated Financial Statements of the Company commencing January 1, 1994.

(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income
     (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and, in the particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock."

OVERVIEW

Summit was founded in December 1993 to act as the holding company for TSSI and SEE Technologies (now Summit Design (EDA) Ltd.). TSSI was founded in 1979 to develop and market IC manufacturing test products. In January 1993, TSSI retained a new Chief Executive Officer and began to restructure its senior management team. Thereafter, the Company broadened its strategy from focusing primarily on manufacturing test products to include providing graphical SLDA design entry and verification tools and integrating these with its core technology. As part of its strategy, in early 1994, TSSI acquired SEE Technologies, an Israeli company that, through its predecessor, began operations in 1983 and had operated primarily as a research and development and consulting company focused on the EDA and SLDA market. As a result of the Reorganization, TSSI and SEE Technologies became wholly-owned subsidiaries of Summit in the first quarter of 1994. The results of operations of the Company prior to January 1, 1994 are those of TSSI and as of and after January 1, 1994 are the combined results of TSSI and SEE Technologies.

The Company's ongoing implementation of its strategy has involved significant expenditures. Following the Reorganization, the Company significantly increased its research and development expenditures to support the continued development of SLDA and Design to Test products. To promote its products, the Company has added sales and marketing staff, increasing its sales and marketing expenditures by 147% from 1993 to 1996, and has restructured its key distributor relationships. This concurrent effort to develop products and promote market awareness and acceptance of its products in a new and evolving market has contributed to the Company's annual losses. Such losses were mitigated in part in each of the six quarters following the Reorganization by revenue from initial stocking orders from distributors and one-time sales of technology. The Company introduced its first SLDA product, Visual HDL for VHDL 1.0, in the first quarter of 1994. This product lacked compiled simulation and operated only on a PC platform. In the third quarter of 1994, with the release of version 2.5, Summit expanded the simulation capability of Visual HDL for VHDL and introduced its UNIX-based version of this product. The Company has experienced increased sales of its SLDA products in each of the ten quarters in the period ended December 31, 1996. However, there can be no assurance that the Company will experience continued growth in revenue or be profitable in the future.

Prior to the Reorganization, the Company's TDS product and related maintenance revenue accounted for all of the Company's revenue. Currently, the Company's revenue is predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. The Company believes these products will continue to account for a substantial portion of its revenue in the future.(2)

Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer training. Revenue from the sale of software licenses is recognized at the later of the time of

-----------------------------

(2) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

shipment or satisfaction of all acceptance terms. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically 12 months. Revenue from customer training is recognized when the service is performed. The Company sells its products through a direct sales force in North America and selected European countries and through distributors in the Company's other international markets. Revenue from product sales through distributors is recognized net of the associated distributor discounts. Fees received for granting distribution rights are deferred and recognized ratably over the term of the distribution agreement. Although the Company has not adopted a formal return policy, the Company generally reimburses customers in full for returned products. Estimated sales returns are recorded upon delivery of the product.

The Company's products have a range of prices which depend on platform, HDL language, functionality, duration of license and distribution channel. In addition, the Company's products perform a variety of functions, certain of which are, and in the future may be, offered as separate products or discrete point solutions by the Company's existing and future competitors. For example, certain companies currently offer design entry products without simulators. There can be no assurance that such competition will not cause the Company to offer point solutions instead of, or in addition to, the Company's current software products. Such point solutions would be priced lower than the Company's current product offerings and could cause the Company's average selling prices to decrease. Accordingly, based on these and other factors, the Company expects that average selling prices for its products will continue to fluctuate in the future.

The Company has entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Asia) shall acquire exclusive rights to sell, distribute and support all of Summit's products in the Asia-Pacific region, excluding Japan, until June 1997. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. The amount of revenue from sales through Summit Asia which is remitted to the Company is fixed by the joint venture agreement at a percentage which approximates the percentage applicable to sales through Anam prior to the formation of the joint venture. Excluding one-time sales of technology, sales through Anam accounted for 2.4% and 3.6% of the Company's total revenue and for 21.7% and 33.8% of the Company's revenue attributable to the Asia-Pacific region excluding Japan for the years ended December 31, 1995 and 1994, respectively.
 For the year ended December 31, 1996, Anam and Summit Asia together accounted for 3.8% of the Company's revenue and 31.0% of the Company's revenue attributable to the Asia-Pacific region excluding Japan.

The Company accounts for its ownership interest in Summit Asia on the equity method of accounting and, as a result, the Company's pro rata share of the earnings and losses of Summit Asia will be recognized as income or losses in the Company's income statement in "Other income, net." The Company does not expect Summit Asia to recognize a profit for the foreseeable future and thus does not expect to recognize income from its investment in Summit Asia for the foreseeable future, if at all.

Approximately 50%, 52% and 39% of the Company's total revenue for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms.(1)


-----------------------------

(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis and optimization tools for the design of high performance, deep submicron integrated circuits. TriQuest currently employs five product engineers and three sales personnel, and the Company plans to add additional employees throughout 1997. The Company expect that its operating expenses (research and development, sales and marketing and general and administrative) will increase in absolute dollars initially as a result of the acquisition and thereafter as result of the addition of employees.
The Company expects to record a one-time charge for acquisition costs of approximately $400,000 in the first quarter of 1997.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by selected income statement items.

Income statement data:


                                            Years Ended December 31,
                                       ---------------------------------
                                          1996        1995       1994
                                       ---------------------------------

Revenue:
  Product licenses                       76.1%        73.8%       70.4%
  Maintenance and services               21.1         18.7        17.9
  Other                                   2.8          7.5        11.7
                                       --------    ---------   ---------
    Total revenue                       100.0        100.0       100.0
Cost of revenue:
  Product licenses                        2.9          4.6        5.2
  Maintenance and services                2.2          2.9        3.0
                                       --------    ---------   ---------
    Total cost of revenue                 5.1          7.5        8.2
                                       --------    ---------   ---------
    Gross profit                         94.9         92.5       91.8
Operating expenses:
  Research and development               26.1         36.3       35.7
  Sales and marketing                    43.2         52.4       45.2
  General and administrative             14.1         22.1       17.8
  In-process technology                     -            -        5.0
                                       --------    ---------   ---------
    Total operating expenses             83.4        110.8      103.7
                                       --------    ---------   ---------
Income (loss) from operations            11.5        (18.3)     (11.9)
Other income (expense), net               0.7         (1.3)      (0.8)
                                       --------    ---------   ---------
Income (loss) before income taxes        12.2        (19.6)     (12.7)
Income tax provision (benefit)           (1.2)         2.8        3.1
                                       --------    ---------   ---------
Net income (loss)                        13.4%       (22.4)%    (15.8)%
                                       --------    ---------   ---------
                                       --------    ---------   ---------


YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 42% from $14.1 million for the year ended December 31, 1995 to $20.0 million for the year ended December 31, 1996. Sales through Seiko as a distributor, accounted for 14.7% and 12.7% of the Company's total revenue for the years ended December 31, 1996 and 1995, respectively. No customer accounted for more than 10% of the Company's total revenue for the years ended December 31, 1996 and 1995.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's SLDA and Design to Test products. Product licenses revenue increased by 46% from $10.4 million for the year ended December 31, 1995 to $15.2 million for the year ended December 31, 1996. Revenue from SLDA and Design to Test products accounted for 58.5% and 41.5%, respectively, of product licenses revenue for the year ended December 31, 1995 and 72.1% and 27.9%, respectively, of product licenses revenue for the year ended
December 31, 1996.

SLDA revenue increased 80.3 % from $6.1 million for the year ended December 31, 1995 to $10.9 million for the year ended December 31, 1996. The increase was primarily attributable to the hiring of the SLDA sales force beginning in late 1994 and early 1995, improved international distribution and thereafter increased market acceptance of the Company's SLDA products and increased account penetration at major targeted accounts.

Design to Test revenue decreased slightly from $4.3 million for the year ended December 31, 1995 to $4.2 million for the year ended December 31, 1996. Revenue from Design to Test products typically results from fewer, larger orders and, as a result, the timing of orders can result in significant variations in quarterly revenue.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's SLDA and Design to Test products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 59.8% from $2.6 million for the year ended December 31, 1995 to $4.2 million for the year ended December 31, 1996. The increase was attributable to an increase in maintenance revenue related to growth in the installed base of SLDA customers and an increase in domestic Design to Test maintenance revenue due to the Company hiring a telemarketing salesperson dedicated to sales of maintenance.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. Other revenue for the year ended December 31, 1995 was approximately $1.1 million, which consisted of $850,000 related to a one-time sale of non-core technology and $200,000 of distribution rights fees. For the year ended December 31, 1996 other revenue consisted of $567,000 of distribution rights fees. No material costs were associated with other revenue for the years ended December 31, 1995 and 1996.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. Cost of product licenses revenue decreased 12% from $651,000 for the year ended December 31, 1995 to $571,000 for the year ended December 31, 1996. The decrease was primarily attributable to one-time costs incurred in the year ended December 31, 1995 associated with the write-off of prepaid royalties and obsolete inventory and the production of demonstration and evaluation materials related to the release of new versions of the Company's SLDA products. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 6.3% for the year ended December 31, 1995 to 3.8% for the year ended December 31,1996. This decrease was primarily due to leveraging fixed costs across increased product licenses revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 10% from $400,000 for the year ended December 31, 1995 to $439,000 for the year ended December 31, 1996. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 15.2% for the year ended December 31, 1995 to 10.4% for the year ended December 31, 1996.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses remained relatively unchanged at approximately $5.2 million and $5.1 million for the years ended December 31, 1996 and 1995, respectively. As a percentage of total revenue, research and development expenses decreased from 36.3% for the year ended December 31, 1995 to 26.1% for the year ended December 31, 1996 due to the increase in total revenue for 1996. The Company believes that significant investment in research and development is required to remain competitive in its markets, and the Company, therefore, anticipates that research and development expenses will increase in absolute dollars in future periods, but may vary as a percentage of total revenue.(2)

Software development costs are accounted for in accordance with Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs have been expensed as incurred since technological feasibility generally has not been established until shortly before the release of a new product, and no material development costs have been incurred after establishment of technological feasibility.

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 17% from $7.4 million for the year ended December 31, 1995 to $8.6 million for the year ended December 31, 1996. The increase was primarily attributable to increased commissions and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased from 52.4% for the year ended December 31, 1995 to 43.2% for the year ended December 31, 1996. The decrease was primarily attributable to the increase in total revenue for 1996. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars, in part due to the hiring of additional sales personnel.(2)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, legal and auditing expenses of the Company. General and administrative expenses decreased 9.4% from $3.1 million for the year ended December 31, 1995 to $2.8 million for the year ended December 31, 1996. During 1995, the Company wrote-off expenses of approximately $270,000 primarily related to prepaid expenses deemed to have no future value and costs associated with the severance of a senior manager. As a percentage of total revenue, general and administrative expenses decreased from 22.1% for 1995 to 14.1% for 1996. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue in 1996 and the absence of any one time charges.
The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations, including acquired operations, and the additional costs associated with being a public company.(2)

--------------------

(2) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

INTEREST EXPENSE

Interest expense decreased from $203,000 for the year ended December 31, 1995 to $97,000 for the year ended December 31, 1996 due to decreased borrowings under the Company's bank line of credit, long-term debt and capital lease obligations.

OTHER INCOME, NET

Other income, net consists of interest income associated with available cash balances and gains or losses from the sale of property and equipment. Other income was a net of $27,000 for the year ended December 31, 1995 and net of $223,000 for the year ended December 31, 1996. The increase in other income, net was primarily due to increased interest earned on the Company's cash holdings.

INCOME TAX PROVISION

The income tax provision decreased from $399,000 for the year ended December 31, 1995 to a tax benefit of $246,000 for the year ended December 31, 1996. The decrease was primarily attributable to the Company, as of June 1996, no longer being required to pay Japanese withholding tax of approximately 10% on its Japanese sales and the recognition in the fourth quarter of 1996 of a net deferred tax asset of $500,000. State income tax payments were lower than statutory limits due to the carryforward of net operating losses.

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

TOTAL REVENUE

Total revenue increased by 8% from $13.0 million in 1994 to $14.1 million in 1995. The increase from 1994 to 1995 primarily resulted from increased sales of the Company's SLDA products. During 1994 and 1995, other than the sale of certain non-core technology to Credence Systems Corporation ("Credence") in a one-time transaction in 1994, no customer accounted for more than 10% of the Company's total revenue. Other than sales through Seiko, which accounted for 15.7% and 12.7% of the Company's total revenue in 1994 and 1995, respectively, no distributor accounted for more than 10% of the Company's total revenue during 1994 and 1995.

PRODUCT LICENSES REVENUE

Product licenses revenue increased by 14% from $9.1 million in 1994 to $10.4 million in 1995. Revenue from SLDA and Design to Test products accounted for 49.4% and 50.6%, respectively, of product licenses revenue for 1994, and 58.5% and 41.5%, respectively, of product licenses revenue for 1995.

The Company's first SLDA product, Visual HDL for VHDL, was introduced in the first quarter of 1994. SLDA revenue increased by 35% from $4.5 million in 1994 to $6.1 million in 1995. The increase was primarily attributable to the hiring of the SLDA sales force beginning in late 1994 and early 1995 and increased market acceptance of the product, particularly in the second half of 1995. The increase was also attributable to follow-on sales in 1995 to certain key customers that had initially purchased SLDA products in 1994 and 1995.

Design to Test revenue decreased by 7% from $4.6 million in 1994 to $4.3 million in 1995. The decreases were principally due to the focus of the Company's sales force during 1995 on promotion of the Company's SLDA products.

MAINTENANCE AND SERVICES REVENUE

Maintenance and services revenue increased by 14% from $2.3 million in 1994 to $2.6 million in 1995. The increase was primarily the result of the addition in mid year of a telemarketing salesperson dedicated to sales of maintenance contract renewals and increased sales of SLDA maintenance contracts associated with increased sales of SLDA products.

OTHER REVENUE

Other revenue was $1.5 million in 1994 and $1.1 million in 1995 due to one-time sales of technology and fees received for granting distribution rights. Other revenue for 1994 and 1995 included $1.5 million and $850,000, respectively, attributable to non-core technology sales to Credence and Soliton, respectively. No material costs were associated with these sales.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue decreased by 4.4% from $681,000 in 1994 to $651,000 in 1995. The decrease was due in part to costs associated with the introduction of the Company's SLDA product in 1994. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 7.4% for 1994 to 6.3% for 1995. Cost of product licenses revenue as a percentage of product licenses revenue decreased principally due to the Company's higher margin SLDA products constituting a greater percentage of the Company's product mix in 1995 and leveraging fixed costs across increased product licenses revenue.

Cost of product licenses revenue for 1995 includes a one-time write-off of $107,000 of prepaid royalty fees for software deemed unusable, partially offset by the reduction of $84,000 of reserves related to the expiration of training credits.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue increased slightly from $390,000 in 1994 to $400,000 in 1995. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 16.8% in 1994 to 15.2% in 1995.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $4.6 million in 1994 to $5.1 million in 1995. The increase was primarily attributable to an increase in salaries. As a percentage of total revenue, research and development expenses increased from 35.7% in 1994 to 36.3% in 1995.

SALES AND MARKETING

Sales and marketing expenses increased from $5.9 million in 1994 to $7.4 million in 1995. The increase from 1994 to 1995 was principally due to the expansion of the Company's direct sales force. As a percentage of total revenue, sales and marketing expenses increased from 45.2% in 1994 to 52.4% in 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $2.3 million in 1994 to $3.1 million in 1995. The increase was primarily due to increases in personnel, investments in financial information and control systems to support expanded operations and costs associated with the Company's international operations. In 1995, the Company also wrote-off expenses of approximately $270,000 primarily related to prepaid expenses deemed to have no future value and costs associated with the severance of a senior manager. As a percentage of total revenue, general and administrative expenses increased from 17.8% in 1994 to 22.1% in 1995.

IN-PROCESS TECHNOLOGY

The Company expensed $647,000 of acquired in-process technology in the first quarter of 1994 attendant to the Reorganization. These costs related entirely to the SLDA products being developed by SEE Technologies.

INTEREST EXPENSE

Interest expense increased from $151,000 for the year ended December 31, 1994 to $203,000 for the year ended December 31, 1995 as a result of an increase in outstanding bank borrowings.

OTHER INCOME, NET

Other income, net was $51,000 and $27,000 for 1994 and 1995, respectively. The decrease in other income was primarily a result of a decrease in interest income.

INCOME TAX PROVISION

Income tax provision was $402,000 for 1994 and $399,000 for 1995. Income tax expense for 1994 and 1995 was primarily attributable to the payment of withholding tax on Japanese and other Asian sales. State income tax payments were lower than statutory limits due to operating losses.

VARIABILITY OF OPERATING RESULTS

The Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal factors, rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

The Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the latter part of the month. For example, in the first quarter of 1997, the Company will need to recognize significant revenue in the final days of the quarter to achieve its revenue plan for the quarter. There can be no assurance that the Company will ship the quantity of product necessary to achieve such revenue plan. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's revenue is difficult to forecast for several reasons. The market for certain of the Company's software products is evolving. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. The Company operates with little product backlog because its products are typically shipped shortly after orders are received. In addition, a significant portion of the Company's sales are made through indirect channels and can be harder to predict. The Company establishes its expenditure levels for product development, sales and marketing and other operating activities based primarily on its expectations as to future revenue. As a result, if revenue in any quarter falls below expectations, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected. Based upon the factors described above, the Company believes that its quarterly revenue, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of the Company's future performance. Moreover, although the Company's revenue has increased in recent periods, there can be no assurance that the Company's revenue will grow in future periods or that the Company will remain profitable on a quarterly or annual basis. Due to the foregoing or other factors, it is likely that the Company's results of operations may be below investors' and market analysts' expectations in some future quarters, which could have a severe adverse effect on the market price of the Company's Common Stock.

EFFECTIVE CORPORATE TAX RATES

The Company is taxed in its jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenue is attributed to the taxable jurisdiction where the sales transactions generating the revenue were initiated. All sales transactions by Summit Design (EDA) Ltd., the Company's Israeli subsidiary, to the Company were recorded as arm's length transactions based on an intercompany pricing agreement. All sales transactions by the Company are to unrelated parties and are based upon prevailing market prices. There is no offset of taxes between the United States and Israel. The Israeli operations are performed entirely by Summit Design (EDA) Ltd., which is a separate taxable Israeli entity.

The Company's future effective tax rate depends in part on the availability of United States and Israeli net operating loss ("NOLs") and credit carryforwards. As of December 31, 1996, the Company had recorded U.S. federal and state NOLs of approximately $9.0 million and $5.6 million, respectively and Israeli NOLs of approximately $4.7 million. Neither the United States nor the Israeli taxing authorities have verified the accuracy or availability of the Company's NOLs and credit carryforward amounts. In addition, such amounts are subject to limitation in certain circumstances, including as a result of certain changes of ownership or operations. Thus, due to a change in ownership resulting from the Reorganization and a subsequent preferred stock financing, a portion of the federal and state NOLs are limited as to the timing of their availability for use. The portion of affected NOL that is available for use each year is approximately $1.7 million for federal purposes and $1.2 million for state purposes. The remaining portion of the NOLs (including all Israeli NOLs) is not subject to this limitation and is generally available for use against future taxable income, if any. There can be no assurance as to the amount of such NOLs or carryforwards that will be available to the Company, if any, or that the Company will be able to avail itself of such benefits.(1)

In addition to its NOLs and credit carryforwards, the Company is currently scheduled to receive tax benefits over the next several years under a tax holiday in Israel. The Company's existing Israeli production facility has been granted "Approved Enterprise" status under the Israeli Investment Law, which entitles the Company to reductions in the tax rate normally applicable to Israeli companies with respect to the income generated by its "Approved Enterprise" programs. In particular, the tax holiday covers the seven-year period beginning the first year in which Summit Design (EDA) Ltd. generates taxable income from its "Approved Enterprise" (after using any available
NOLs), provided that such benefits will terminate in 2006 regardless of whether the seven-year period has expired. The tax holiday provides that, during such seven-year period, a portion of the Company's taxable income from its Israeli operations will be taxed at favorable tax rates. The termination or reduction of the Company's Israeli tax benefits would have a material adverse effect on the Company's overall actual effective tax rate. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. There can be no assurance that the Company will be granted any approvals and therefore there can be no assurance the Company will continue to receive favorable tax status, if at all.

The Company has concluded that a valuation allowance is required to reduce the net deferred tax asset to $500,000 after taking into consideration the Company's cumulative losses and the fact that the Company has a limited history of generating net income on an annual basis and also the fact that the generation of future taxable income is dependent on many uncertain factors, including market acceptance of its existing and future SLDA products.

The Company is also subject to the risk that United States and foreign tax laws and rates may change in a future period or periods, and that any such changes may materially adversely affect the Company's tax rate. As a result of the factors described above and other related factors, there can be no assurance that the Company will maintain a favorable tax rate in future periods. Any increase in the Company's effective tax rate, or variations in the effective tax rate from period to period, could have a material adverse effect on the Company's business, financial condition and results of operations.

----------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering in October 1996, raising $16.2 million, net of offering expenses. Prior to the IPO, the Company had financed its operations primarily through the private placement of approximately $15.4 million of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of December 31, 1996, the Company had approximately $19.6 million in cash and cash equivalents and a $1.0 million bank line of credit with U.S. National Bank of Oregon. The line of credit expires on April 30, 1997 and borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible assets, including its intellectual property rights. As of December 31, 1996, the Company had no borrowings outstanding under this line of credit.

As of December 31, 1996, the Company had working capital of approximately $17.8 million.

Net cash generated by operating activities was approximately $5.4 million for the year ended December 31, 1996. Net cash used by operating activities was approximately $3.0 million and $2.6 million for the years ended December 31, 1995 and 1994 respectively. For the year ended December 31, 1996, cash generated by operating activities resulted primarily from improved collection of accounts receivable, a increase in deferred revenues and profitability during the period. For 1995 and 1994, the use of cash from operations resulted primarily from the Company's net loss and the increase in accounts receivable.

Net cash used in investing activities was approximately $750,000, $758,000, and $552,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Net cash used in investing activities was related primarily to the acquisition of furniture and equipment.

Net cash provided by financing activities was approximately $14.4 million, $3.1 million, and $3.9 million for the years ended December 31, 1996, 1995, and 1994, respectively. The cash provided in 1996 was primarily a result of the Company's initial public offering, partially offset by the repayment of $2.1 million of outstanding debt and capital lease obligations. The cash provided in 1995 and 1994 was related primarily to the issuance of preferred stock and short-term borrowings, partially offset by debt payments and principal payments on capital lease obligations.

The Company presently believes that its current cash and cash equivalent, together with funds expected to be generated from operations, will satisfy the Company's anticipated working capital and other cash requirements for at least the next 12 months.(2)

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

HISTORY OF OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS

While the Company has generated net income on an annual basis in 1996, there can be no assurance that the Company will be profitable in the future. In addition, the Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal factors, rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

---------------------
(2) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 33 for a discussion of factors that could affect future performance.

The Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the latter part of the month. For example, in the first quarter of 1997, the Company will need to recognize significant revenue in the final days of the quarter to achieve its revenue plan for the quarter. There can be no assurance that the Company will ship the quantity of product necessary to achieve such revenue plan. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's revenue is difficult to forecast for several reasons. The market for certain of the Company's software products is evolving. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. The Company operates with little product backlog because its products are typically shipped shortly after orders are received. In addition, a significant portion of the Company's sales are made through indirect channels and can be harder to predict. The Company establishes its expenditure levels for product development, sales and marketing and other operating activities based primarily on its expectations as to future revenue. As a result, if revenue in any quarter falls below expectations, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected. Based upon the factors described above, the Company believes that its quarterly revenue, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of the Company's future performance. Moreover, although the Company's revenue has increased in recent periods, there can be no assurance that the Company's revenue will grow in future periods or that the Company will remain profitable on a quarterly or annual basis. Due to the foregoing or other factors, it is likely that the Company's results of operations may be below investors' and market analysts' expectations in some future quarters, which could have a severe adverse effect on the market price of the Company's Common Stock.

PRODUCT CONCENTRATION; UNCERTAINTY OF MARKET ACCEPTANCE OF SLDA AND DESIGN TO TEST PRODUCTS

The Company's revenue is predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. The Company believes that these products will continue to account for a substantial portion of its revenue in the future. As a result, factors adversely affecting sales of these products, including increased competition, inability to successfully introduce enhanced or improved versions of these products, product quality issues and technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's future success depends primarily upon the market acceptance of its existing and future SLDA products. The Company commercially shipped its first SLDA product, Visual HDL for VHDL, in the first quarter of 1994. For the years ended December 31, 1996, 1995 and 1994 revenue from SLDA products and related maintenance contracts represented 60.9%, 43.6% and 34.8%, respectively, of the Company's total revenue. The Company's SLDA products incorporate certain unique design methodologies and thus represent a departure from industry standards for design entry and verification. The Company believes that broad market acceptance of its SLDA products will depend on several factors, including the ability to significantly enhance design productivity, ease of use, interoperability with existing EDA tools, price and the customer's assessment of the Company's financial resources and its technical, managerial, service and support expertise. The Company also depends on its distributors to assist the Company in gaining market acceptance of its products. There can be no assurance that sufficient priority will be given by the Company's distributors to marketing the Company's products or whether such distributors will continue to offer the Company's products. There can be no assurance that the Company's SLDA products will achieve broad market acceptance. A decline in the demand for, or the failure to achieve broad market acceptance of, the Company's SLDA products will have a material adverse effect on the Company's business, financial condition and results of operations.

Although demand for SLDA products has increased in recent years, the market for SLDA products is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to purchase the Company's SLDA products. If the market for SLDA products fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected.

Traditionally, EDA customers have been risk averse in accepting new design methodologies. Because many of Summit's tools embody new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge to the Company and makes the introduction and acceptance of new products unpredictable. The Company's newest Design to Test product, Visual Testbench, introduced in the fourth quarter of 1995, provides a new methodology and requires a change in the traditional design flow for creating IC test programs. The Company anticipates a lengthy period of test marketing for the Visual Testbench product. Accordingly, the Company cannot predict the extent, if any, to which it will realize revenue from Visual Testbench. The failure of Visual Testbench or any other future Design to Test product to achieve market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

The EDA industry is highly competitive and the Company expects competition to increase as other EDA companies introduce SLDA and Design to Test products. The Company faces different competitive dynamics in the markets for its SLDA and Design to Test products. In the SLDA market, the Company principally competes with Mentor Graphics and a number of smaller firms. Indirectly, the Company also competes with other firms that offer alternatives to SLDA and could potentially offer more directly competitive products in the future. Certain of these companies have significantly greater financial, technical and marketing resources and larger installed customer bases than the Company. Some of the Company's current and future competitors offer a more complete range of EDA products and may distribute products that directly compete with the Company's SLDA products by bundling such products with their core product line. In addition, the Company's products perform a variety of functions, certain of which are, and in the future may be, offered as separate products or discrete point solutions by the Company's existing and future competitors. For example, certain companies currently offer design entry products without simulators. There can be no assurance that such competition will not cause the Company to offer point solutions instead of, or in addition to, the Company's current software products. Such point solutions would be priced lower than the Company's current product offerings and could cause the Company's average selling prices to decrease, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the Design to Test market, the Company competes primarily with the internal design groups of its existing and potential customers, many of which to date have designed and developed customized Design to Test tools for their particular needs, as well as smaller emerging companies.

The Company competes on the basis of certain factors including product capabilities, product performance, price, support of industry standards, ease of use, first to market and customer technical support and service. The Company believes that it competes favorably overall with respect to these factors. However, in particular cases, the Company's competitors may offer SLDA or Design to Test products with functionality which is sought by the Company's prospective customers and which differs from that offered by the Company. In addition, certain competitors may achieve a marketing advantage by establishing formal alliances with other EDA vendors. Further, the EDA industry in general has experienced significant consolidation in recent years, and the acquisition of one of the Company's competitors by a larger, more established EDA vendor could create a more significant competitor. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company's current and future competitors will not be able to develop products comparable or superior to those developed by the Company or to adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON ELECTRONICS INDUSTRY MARKET

Because the electronics industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures, certain segments, including the computer, semiconductor, semiconductor test equipment and telecommunications industries, have experienced sudden and unexpected economic downturns. During these periods, capital spending is commonly curtailed and the number of design projects often decreases. Because the Company's sales are dependent upon capital spending trends and new design projects, negative factors affecting the electronics industry could have a material adverse effect on the Company's business, financial condition and results of operations. A number of electronics companies, including customers of the Company, have recently experienced a slowdown in their businesses. The Company's future operating results may reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from customers and other factors.

DEPENDENCE ON THIRD PARTIES FOR PRODUCT INTEROPERABILITY

Because the Company's products must interoperate with EDA products of other companies, particularly simulation and synthesis products, the Company must have timely access to third party software to perform development and testing of its products. Although the Company has established relationships with a variety of EDA vendors to gain early access to new product information, these relationships may be terminated by either party with limited notice. In addition, such relationships are with companies that are current or potential future competitors of the Company, including Synopsys, Mentor Graphics and Cadence. For example, the Company's Visual HDL for Verilog product is currently designed to work exclusively with the Verilog XL simulator product sold by Cadence. If any of these relationships were terminated and the Company was unable to obtain, in a timely manner, information regarding modifications of third party products necessary for modifying its software products to interoperate with these third party products, the Company could experience a significant increase in development costs, the development process would take longer, product introductions would be delayed and the Company's business, financial condition and results of operations could be materially adversely affected.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE; EVOLVING INDUSTRY STANDARDS

The EDA industry is characterized by extremely rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In addition, customers in the EDA industry require software products that allow them to reduce time to market, differentiate their products, improve their engineering productivity and reduce their design errors. The Company's future success will depend upon its ability to enhance its current products, develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if such product releases have been pre-announced, the Company's business, financial condition and results of operations will be materially adversely affected.

The Company's Design to Test products employ the Company's WGL format. The Company permits others to use this format without charge, and the Company believes that it has been widely adopted in the industry. An industry group in which the Company currently participates is formulating a new format, STIL, that it plans to present as a new industry standard. If this standard is adopted commercially, the Company would be required to provide products that operate with the STIL format. Development of such products would take significant effort and expense. Moreover, any delay in the availability of such products could materially adversely affect the Company's business, financial condition and results of operations.

Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 46%, 42% and 38% of the Company's revenue for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made through distributors. The Company has also entered into a joint venture with Anam pursuant to which the joint venture corporation (Summit Design Korea, Inc. ("Summit Asia")) shall acquire exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan, until June 1997. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. During the fourth quarter of 1995, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support all of Summit's Design to Test products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its SLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. For the year ended December 31, 1996, all sales of the Company's products in the Asia-Pacific region were through Summit Asia, ATE and Seiko. There can be no assurance the new relationships with Summit Asia, ATE and Seiko will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships. The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Summit Asia, ATE and Seiko, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL SALES AND OPERATIONS

Approximately 50%, 52% and 39% of the Company's revenue for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition and results of operations.

In order to successfully expand international sales, the Company may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors. This will require significant management attention and financial resources and could adversely affect the Company's operating margins. In addition, to the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited. There can be no assurance that the Company will be able to maintain or increase international sales of the Company's products, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH AND ACQUISITIONS

Summit's ability to achieve significant growth will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage current and future employees. Summit expects any such growth will place a significant strain on its operational resources and systems. Failure effectively to manage any such growth would have a material adverse effect of Summit's business, financial condition and results of operations.

On February 28, 1997, Summit completed its acquisition of TriQuest. As a result of the acquisition, Summit's operating expenses are expected to increase. There can be no assurance that the integration of TriQuest's business can be successfully completed in a timely fashion, or at all, or that the revenues from TriQuest will be sufficient to support the costs associated with TriQuest's business, without adversely affecting Summit's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on Summit's business and results of operations. In addition, Summit regularly evaluates acquisition opportunities. Future acquisitions by Summit could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse effect on Summit's results of operations.

OPERATIONS IN ISRAEL

The Company's research and development operations related to its SLDA products are located in Israel and may be affected by economic, political and military conditions in that country. Accordingly, the Company's business, financial condition and results of operations could be materially adversely affected if hostilities involving Israel should occur. This risk is heightened due to the restrictions on the Company's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel as described in "-Israeli Research, Development and Marketing Grants." In addition, while all of the Company's sales are denominated in U.S. dollars, a portion of the Company's annual costs and expenses in Israel are paid in Israeli currency. These costs and expenses were approximately $4.3, $4.3 and $2.9 million in 1996, 1995 and 1994, respectively. Payment in Israeli currency subjects the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation, which has been approximately 11%, 8% and 15% during 1996, 1995, and 1994, respectively. The Company's primary expense which is paid in Israeli currency is employee salaries for research and development activities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, coordination with and management of the Israeli operations requires the Company to address differences in culture, regulations and time zones. Failure to successfully address these differences could be disruptive to the Company's operations.

The Company's Israeli production facility has been granted the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. There can be no assurance that the Company's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

The Company's future success depends in large part on the continued service of its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. The Company has entered into employment agreements with certain of its executive officers, however, such agreements do not guarantee the services of these employees and do not contain noncompetition provisions. Competition for personnel in the software industry in general, and the EDA industry in particular, is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key personnel or that it will be successful in attracting and retaining other qualified technical, sales and marketing and management personnel in the future. The loss of any key employees or the inability to attract and retain additional qualified personnel may have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not carry "key person" life insurance on any of its key personnel. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of additional personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary has obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1996, the Company was obligated to pay back approximately $232,000 and $541,000 for the 1993 and 1995 grants, respectively. Such obligations are collateralized by all tangible and intangible assets of the Israeli subsidiary. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist.

The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company also received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of December 31, 1996, approximately $364,000 was outstanding under the grant.

LIMITATIONS ON PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company's success depends in part upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, licensing arrangements and technical means to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to, and distribution of, its software, documentation and other proprietary information. In addition, the Company's products are protected by hardware locks and software encryption techniques designed to deter unauthorized use and copying. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently.

The Company provides its SLDA products to end-users primarily under "shrink-wrap" license agreements included within the packaged software. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. The Company provides its Design to Test products to end-users under written license agreements, signed by each licensee at the time of purchase of a license. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

The Company could be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows, the functionality of products in its industry segment overlaps and an increasing number of software patents are granted by the United States Patent and Trademark Office. There can be no assurance that a third party will not claim such infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. Failure to protect its proprietary rights or claims of infringement could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROL BY CURRENT STOCKHOLDERS

As of March 20, 1997, Summit's officers, directors and their affiliates, in the aggregate, beneficially owned approximately 40.4% of Summit's outstanding shares of Common Stock. As a result, these stockholders, if acting together, would be able effectively to control most matters requiring approval by the stockholders of Summit, including, in most cases, the election of all of the directors. Summit has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to Summit.

POSSIBLE VOLATILITY OF STOCK PRICE

The stock markets have experienced price and volume fluctuations that have particularly affected technology companies, resulting in changes in the market prices of the stocks of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Common Stock. In addition, factors such as announcements of technological innovations or new products by the Company or its competitors, market conditions in the computer software or hardware industries and quarterly fluctuations in the Company's operating results may have a significant adverse effect on the market price of the Company's Common Stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPORTING DATA


                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Report of Independent Accountants.................................  43

Consolidated Balance Sheets as of December 31, 1996 and 1995......  44

Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994..................................  45

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1996, 1995 and 1994 ...........................  46

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994 .................................  47

Notes to Consolidated Financial Statements .......................  48

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Summit Design, Inc.

We have audited the accompanying consolidated balance sheets of Summit Design, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Design, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            /s/ COOPERS & LYBRAND L.L.P.


Portland, Oregon
January 24, 1997,except for Note 14,
  for which the date is February 28, 1997

                                 SUMMIT DESIGN, INC.

                             CONSOLIDATED BALANCE SHEETS
                        (In thousands, except per share data)

                                                               December 31,
                                                         ---------------------
                                                            1996        1995
                                                         ---------------------
                            ASSETS
Current assets:
  Cash and cash equivalents ............................ $  19,596     $  592
  Accounts receivable, less allowance for doubtful
   accounts of $430 and $455 ...........................     5,348      5,521
  Prepaid expenses and other ...........................       474        319
                                                         ---------    --------
    Total current assets ...............................    25,418      6,432

Furniture and equipment, net ...........................     1,741      1,790
Deferred income taxes...................................       500
Deposits and other assets ..............................       413        681
                                                         ---------    --------
    Total assets ....................................... $  28,072   $  8,903
                                                         ---------    --------
                                                         ---------    --------

                         LIABILITIES

Current liabilities:
  Note payable to bank ................................  $       -   $  1,000
  Long-term debt, current portion .....................        462        854
  Capital lease obligation, current portion ...........         65        191
  Accounts payable ....................................      1,407        994
  Accrued liabilities .................................      2,624      2,247
  Deferred revenue ....................................      3,050      1,676
                                                         ---------    --------
    Total current liabilities .........................      7,608      6,962

Long-term debt, less current portion ..................        675      1,065
Capital lease obligations, less current portion .......         95        151
Deferred revenue, less current portion ................         67         83
Other long-term liabilities ...........................          -         50
                                                         ---------    --------
    Total liabilities .................................      8,445      8,311
                                                         ---------    --------

Commitments (Notes 6 and 11)

                     STOCKHOLDERS' EQUITY
Convertible preferred stock, $.01 par value.
 Authorized 5,000 shares in 1996 and 9,334 shares in
 1995; issued and outstanding, no shares in 1996 and
 9,103 shares in 1995 ................................           -         91
Common stock, $.01 par value. Authorized 30,000
 shares in 1996 and 20,000 shares in 1995; issued
 and outstanding 13,353 shares in 1996 and 1,887
 shares in 1995.......................................         134         19
Additional paid-in capital ...........................      31,772     15,437
Accumulated deficit ..................................     (12,279)   (14,955)
                                                         ---------    --------
    Total stockholders' equity .......................      19,627        592
                                                         ---------    --------
    Total liabilities and stockholders' equity .......   $  28,072   $  8,903
                                                         ---------    --------
                                                         ---------    --------


The accompanying notes are an integral part of the consolidated financial statements.

                                SUMMIT DESIGN, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                                Years Ended December 31,
                                            ---------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ---------
Revenue:
  Product licenses ......................   $  15,179   $  10,383    $  9,143
  Maintenance and services ..............       4,215       2,637       2,323
  Other .................................         567       1,050       1,516
                                            ----------  ----------  ---------
    Total revenue .......................      19,961      14,070      12,982
Cost of revenue:
  Product licenses ......................         571         651         681
  Maintenance and services ..............         439         400         390
                                            ----------  ----------  ---------
    Total cost of revenue ...............       1,010       1,051       1,071
                                            ----------  ----------  ---------
Gross profit ............................      18,951      13,019      11,911
Operating expenses:
  Research and development ..............       5,204       5,113       4,632
  Sales and marketing ...................       8,622       7,370       5,867
  General and administrative ............       2,821       3,112       2,309
  In-process technology .................           -           -         647
                                            ----------  ----------  ---------
    Total operating expenses ............      16,647      15,595      13,455
                                            ----------  ----------  ---------
Income (loss) from operations ...........       2,304      (2,576)     (1,544)
Interest expense.........................         (97)       (203)       (151)
Other income, net .......................         223          27          51
                                            ----------  ----------  ---------
Income (loss) before income taxes .......       2,430      (2,752)     (1,644)
Income tax provision (benefit) ..........        (246)        399         402
                                            ----------  ----------  ---------
Net income (loss) .......................    $  2,676   $  (3,151)  $  (2,046)
                                            ----------  ----------  ---------
                                            ----------  ----------  ---------
Net income (loss) per share .............     $  0.22    $  (0.26)   $  (0.17)
                                            ----------  ----------  ---------
                                            ----------  ----------  ---------
Number of shares used in per share
 calculation ............................      12,372      11,900      11,870


The accompanying notes are an integral part of the consolidated financial statements.

                                 SUMMIT DESIGN, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended December 31, 1996, 1995 and 1994
                             (In thousands, except shares)

                                                                                                            Note
                                                                          Additional                      Receivable     Total
                                       Convertible                          Paid-in        Accumulated      from       Stockholders'
                                     Preferred Stock      Common Stock      Capital            Deficit    Stockholder     Equity
                                     ---------------      ------------      -------            -------    -----------     ------
                                    Shares     Amount   Shares     Amount
                                   --------   -------- --------   --------
Balance, December 31, 1993 ......  5,840,894  $8,359    2,049,777     $102  $    -         $  (9,758)        $  (7)      $  (1,304)
Recapitalization ................ (1,806,973) (8,319)    (841,061)     (89)   8,408               -             -                -
Issuance of Series A preferred
  stock in merger ...............  3,367,000      34           -        -     1,077               -             -            1,111
Conversion of Series C Debentures
  into Series C preferred stock..    375,000       4           -        -       371               -             -              375
Issuance of Series D preferred
  stock, net of issuance costs ..    823,091       8           -        -     3,079               -             -            3,087
Payments from stockholder .......         -        -           -        -        -                -              7               7
Issuance of common stock ........         -        -      188,048        1        4               -             -                5
Exercise of warrants ............         -        -       47,174        1       -                -             -                1
Repurchase of common stock ......         -        -       (3,898)      -        (1)              -             -               (1)
Issuance of common stock under
  stock option plan .............         -        -      528,550        5       55               -             -               60
Net loss ........................         -        -           -        -        -            (2,046)           -           (2,046)
                                   ---------  -------- ------------   ----- --------      -----------       --------     ---------

Balance, December 31, 1994 ......  8,599,012       86   1,968,590       20   12,993          (11,804)           -            1,295
Issuance of Series E preferred
 stock ..........................    600,000        6          -        -     2,575               -             -            2,581
Repurchase of Series C preferred
 stock ..........................    (65,000)      (1)         -        -       (64)              -             -              (65)
Repurchase of Series D preferred
  stock .........................    (30,666)      -           -        -      (115)              -             -             (115)
Issuance of common stock under
  stock option plan .............         -        -       71,757        1       49               -             -               50
Repurchase of common stock ......         -        -     (153,705)      (2)      (1)              -             -               (3)
Net loss ........................         -        -           -        -        -            (3,151)           -           (3,151)
                                   ---------  -------- ------------   ----- --------      -----------       --------     ----------

Balance, December 31, 1995 ......  9,103,346       91   1,886,642       19   15,437          (14,955)           -              592
Issuance of common stock in
  initial public offering, net
  of I ssuance posts.............         -        -    2,000,000       20   16,204               -             -           16,224
Issuance of common stock under
   stock option plan and other ..         -        -      375,698        4      133               -             -              137
Conversion of preferred stock
  to common stock................ (9,103,346)     (91)  9,103,346       91       -                -             -               -
Repurchase of common stock ......         -        -      (12,554)      -        (2)              -             -               (2)
Net income ......................         -        -           -        -        -              2,676           -            2,676
                                   ---------  -------- ------------ ------- ---------      -----------       --------     ----------

Balance, December 31, 1996                -     $  -   13,353,132   $  134  $31,772        $  (12,279)       $  -         $  19,627
                                   ---------  -------- ------------ ------- ---------      -----------       --------     ----------
                                   ---------  -------- ------------ ------- ---------      -----------       --------     ----------

              The accompanying notes are an integral part of the consolidated financial statements.

                                SUMMIT DESIGN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                     Years Ended December 31,
                                                                 -------------------------------
                                                                    1996       1995       1994
                                                                  --------   --------   --------
Cash flows from operating activities:
  Net income (loss) ..................................            $  2,676   $  (3,151) $ (2,046)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization ................                821         588       457
        (Gain) loss on asset disposition .............                  5          (1)       15
        In-process technology ........................                 -           -        647
        Deferred income taxes ........................               (500)         -         -
        Changes in assets and liabilities:
            Accounts receivable ......................                173     (1,377)    (2,599)
            Prepaid expenses and other ...............               (155)         6       (230)
            Accounts payable .........................                413       (353)       787
            Accrued liabilities ......................                377        751         (2)
            Deferred revenue .........................              1,358        380        357
            Other, net ...............................                214        195        (14)
                                                                  --------   ---------   --------
             Net cash provided by (used in)
               operating activities ..................              5,382     (2,962)    (2,628)
                                                                  --------   ---------   --------
Cash flows from investing activities:
  Additions to furniture and equipment ...............               (656)      (773)      (937)
  Cash acquired in merger ............................                 -          -         212
  Investment in joint venture ........................               (100)        -          -
  Proceeds on asset dispositions .....................                  6         15        173
                                                                  --------   ---------   --------
             Net cash used in investing
               activities ............................               (750)      (758)      (552)
                                                                  --------   ---------   --------
Cash flows from financing activities:
  Issuance of preferred stock ........................                 -        2,581     3,087
  Issuance of common stock, net of issuance costs ....             16,361          50        72
  Proceeds from notes payable and long-term debt .....                 96       3,260     1,052
  Repurchase of preferred stock ......................                 -         (180)       -
  Repurchase of common stock .........................                 (2)         (3)       -
  Principal payments of debt obligations .............             (1,878)     (2,329)      (67)
  Principal payments of capital lease obligations ....               (205)       (260)     (200)
                                                                  --------   ---------   --------
        Net cash provided by financing activities                   14,372       3,119     3,944
                                                                  --------   ---------   --------
        Increase (decrease) in cash and cash equivalents            19,004        (601)      764
Cash and cash equivalents, beginning of year .........                 592       1,193       429
                                                                  --------   ---------   --------
Cash and cash equivalents, end of year ...............             $19,596      $  592  $  1,193
                                                                  --------   ---------   --------
                                                                  --------   ---------   --------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest .........................................             $   111      $  195  $    144
    Income taxes .....................................             $   254      $    1  $      3
Supplemental disclosure of noncash investing and
  financing activities:
  Equipment acquired under capital leases ............             $    23      $  170  $    232
  Net assets acquired in merger ......................             $    -       $   -   $  1,111
  Conversion of debt to preferred stock ..............             $    -       $   -   $    375
  Conversion of preferred stock to common stock ......             $    91      $   -   $     -


The accompanying notes are an integral part of the consolidated financial statements.


                                 SUMMIT DESIGN, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY:

Summit Design, Inc. (Summit or the Company) is a provider of graphical design entry and verification software tools and design to test software tools. North American sales are principally made by the Company's direct sales force. Sales in Europe and Asia are primarily made through distributors. Approximately 46%, 42% and 38% of the Company's revenue for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made through distributors.

The Company produces two main product lines-SLDA and Design to Test. These product lines contributed approximately 63% and 37%, respectively, to the Company's total revenue in 1996.

Summit Design (EDA) Ltd., a wholly-owned subsidiary of the Company (formerly SEE Technologies Software Environment for Engineers Ltd., hereafter SEE Technologies), provides product research and development as well as sales and support of certain product lines.

Summit Design, Inc. is headquartered in Beaverton, Oregon. Summit Design
(EDA) Ltd. is located in Herzlia, Israel, near Tel Aviv.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the Company's significant accounting policies:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Test System Strategies, Inc. (TSSI) and Summit Design (EDA) Ltd. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

The Company was formed to accomplish the recapitalization and merger of TSSI and SEE Technologies (the Reorganization). Under the terms of the merger agreement which was effective January 1, 1994, all outstanding shares of stock of TSSI and SEE Technologies were exchanged for approximately 60% and 40% ownership in the Company, respectively. The Series A, B, C and D preferred stockholders of TSSI received 4,033,921 shares of Summit Series B preferred stock. Approximately 2 million outstanding shares of TSSI common stock were converted at the rate of one share of TSSI common stock into
 .5896815 shares of Summit common stock. The stockholders of SEE Technologies received Summit Series A preferred stock totaling 3,367,000 shares. The acquisition was accounted for under the purchase method of accounting with the Company acquiring SEE Technologies for approximately $1.1 million. The operations of SEE Technologies have been included commencing January 1, 1994.

                               SUMMIT DESIGN, INC.

The approximate fair value of assets and liabilities acquired at the date of merger are as follows (in thousands):

 Cash ...............................  $  212
 Accounts receivable ................     178
 Prepaids and other assets ..........     663
 Inventories ........................      12
 Marketable securities ..............     101
 Furniture and equipment ............     150
 In-process technology ..............     647
 Accrued and other liabilities ......    (504)
 Chief Scientist grant ..............    (348)
                                       -------
                                       $1,111
                                       -------
                                       -------

The amount allocated to in-process technology was determined based upon known valuation techniques in the high technology industry. The technological feasibility of in-process technology had not been established and had no alternative future use at the time of merger. Accordingly, the entire amount of approximately $647,000 was charged to operations in the first quarter of 1994.

REVENUE RECOGNITION

Product licenses revenue is derived from the sale of products to distributors and end-users. Revenue from the sale of product licenses is recognized upon delivery of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable. The Company provides a ninety-day warranty that its products are free from defects. Estimated sales returns and provisions for insignificant vendor obligations and estimated warranty costs are recorded upon delivery of the product.

Maintenance and services revenue includes software maintenance and other service revenue, primarily from training. Software maintenance revenue is deferred and recognized ratably over the life of the maintenance contract. Other service revenue is recognized as the related service is performed.

Fees received for granting distribution rights are deferred and recognized ratably over the term of the distribution agreement.

RESEARCH AND DEVELOPMENT COSTS

Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general resale to customers. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 31, 1996, substantially all of the Company's cash and cash equivalents are invested in interest-bearing deposits and other short-term investments with a major bank.

                                SUMMIT DESIGN, INC.

FURNITURE AND EQUIPMENT

Furniture and equipment, consisting primarily of computer equipment and office furniture, are stated at cost, net of related depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Amortization of equipment under capital leases is provided using the straight-line method over the shorter of the related lease terms or economic life of the leased assets. Upon disposal of an asset subject to depreciation, the cost and related accumulated depreciation are removed from the accounts and resulting gains and losses are reflected in operations.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of change. Valuation allowances are established when necessary, to reduce deferred tax assets to the amounts expected to be realized.

CONCENTRATION OF CREDIT RISK

The Company sells its products primarily to commercial end-users across many industries directly and through independent and affiliated distributors in North America, Europe and Asia. The Company's end-user customers include companies in a wide range of industries, including semiconductor devices, semiconductor test equipment, telecommunications, computer/peripherals, consumer electronics, aerospace/defense and other electronics entities. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and such losses have been within management's expectations.

FOREIGN CURRENCY TRANSLATION

The Company's subsidiary in Israel uses the U.S. dollar as its functional currency for financial reporting purposes. The Company's sales to foreign distributors and customers are denominated in U.S. dollars. Operating expenses of the Company's subsidiary in Israel and other international operations are paid in the local currency. Gains and losses experienced with respect to remeasurement to the functional currency are recorded in the consolidated statement of operations.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                   SUMMIT DESIGN, INC.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximated fair value as of December 31, 1996 because of the relatively short maturity of these instruments. The carrying value of capital lease obligations and long-term debt approximated fair value as of December 31, 1996, based upon the interest rates available to the Company for similar instruments.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities Exchange Commission Staff Accounting Bulletins, common and common equivalent shares used for the computation of net income (loss) per share presented in the consolidated statements of operations which were issued at prices below the anticipated public offering price during the twelve months immediately preceding the initial filing date of the Company's initial public offering, have been included as if they were outstanding for all periods prior to the initial public offering using the treasury stock method and the initial public offering price of $9.50. Net income (loss) per share presented in the consolidated statement of operations includes common shares issuable upon the conversion of the outstanding preferred stock (using the if-converted method) as if they were outstanding for all periods ending prior to the Company's initial public offering.

The historical net income (loss) per share of the Company and the shares used in the calculation of historical net income (loss) per share are as follows (shares in thousands):

                                                December 31,
                                             ------------------
                                               1995      1994
                                             --------  --------

Net income (loss) per share ................. $(1.68)   $(1.11)
                                             --------  --------
Shares used in per share calculation ........  1,873     1,842


3.   FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following (in thousands):

                                                December 31,
                                             ------------------
                                               1995      1994
                                             --------  --------

Office furniture and equipment .............. $  500    $  460
Computer equipment ..........................  3,006     2,466
Leasehold improvements ......................     38        38
                                             --------  --------
                                               3,544     2,964
Less accumulated depreciation and
  amortization .............................. (1,803)   (1,174)
                                             --------  --------
                                             --------  --------
                                              $1,741    $1,790
                                             --------  --------
                                             --------  --------

                              SUMMIT DESIGN, INC.

4.   NOTE PAYABLE TO BANK:

The Company has available a $1 million line of credit with U.S. National Bank of Oregon, which matures April 30, 1997 and is collateralized by accounts receivable, inventory, chattel paper, general intangibles, patents, trademarks, copyrights and products and proceeds of the foregoing. Maximum borrowings under the line shall not exceed 75% of eligible accounts receivable. Interest on the unpaid balance accrues at a rate that ranges from prime to prime plus 0.75%, depending on the debt to tangible net worth ratio maintained by the Company, and is payable monthly. The prime rate at December 31, 1996 was 8.25%. There was no amount outstanding at December 31, 1996.

The line of credit agreement contains financial covenants, including covenants relating to the working capital, net worth, the ratio of debt to net worth and dividend restrictions.

5.   ACCRUED LIABILITIES:

Accrued liabilities consists of the following (in thousands):

                                                December 31,
                                             ------------------
                                               1995      1994
                                             --------  --------

Commissions payable .......................   $  113    $  340
Payroll and related benefits ..............    1,567     1,384
Accrued management relocation costs .......       24        47
Accounting and legal ......................      256        80
Sales and state income taxes payable ......       98        42
Other .....................................      566       354
                                             --------  --------
                                              $2,624    $2,247
                                             --------  --------
                                             --------  --------


6.   LEASES:

The Company is obligated under capital leases for equipment that expire at various dates during the next three years. The leased assets are included in equipment at a capitalized amount of $662,000 and $682,000 at December 31, 1996 and 1995. Related accumulated amortization of $508,000 and $398,000 at December 31, 1996 and 1995 is included in accumulated depreciation and amortization.

The Company has entered into a noncancelable operating lease for the use of a building. Rental expense was approximately $303,000, $261,000, and $193,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, Summit Design (EDA) Ltd. entered into a sublease with a related party for its premises. The lease expires in 1997. Annual rental is contingent on the Israeli consumer price index and is approximately $165,000 annually.

                                SUMMIT DESIGN, INC.

Future minimum lease payments under these operating leases and capital leases for the years ending December 31 are as follows (in thousands):

                                                 Capital   Operating
                                                 Leases      Leases
                                                ---------  ----------
1997 ......................................       $  72       $  559
1998 ......................................          50          302
1999 ......................................          49          282
                                                ---------  ----------
  Total minimum lease payments ............         171       $1,143
                                                           ----------
                                                           ----------
Less amount representing interest (at
  rates ranging from 5% to 15%) ...........         (11)
                                                ---------
  Present value of minimum capital
    lease payments ........................         160
  Current portion of capital lease
    obligations ...........................         (65)
                                                ---------
  Capital leases obligations, less
    current portion .......................       $  95
                                                ---------
                                                ---------

7.   LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):


                                                                      December 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 ---------    --------
Equipment note, payable in monthly installments of $14 plus
 interest at the prime rate plus 1% (9.25% at December 31,
 1996), collateralized by the equipment financed, due
 June 1998 ....................................................  $    -       $   381
Note payable to a corporation, payable in monthly installments of $19 plus interest at the prime rate plus 1% (9.25% at
 December 31,1996), due September 1997 ........................       -           391
Marketing grant payable to the Israeli government .............     364           298
Chief Scientist grant payable to the Israeli government .......     773           849
                                                                 ---------    --------
                                                                  1,137         1,919
Current portion ...............................................    (462)         (854)
                                                                 ---------    --------
Noncurrent portion ............................................  $  675       $ 1,065
                                                                 ---------    --------
                                                                 ---------    --------


The Chief Scientist grant represents research and development funding of approximately $232,000 in 1993 and $608,000 in 1995 received from the Israeli government which is to be repaid at the rate of 3% to 5% of the sale of Visual HDL for VHDL until 150% and 100% of the 1993 and 1995 grants, respectively, are repaid in full. The 1993 grant is reflected at 150% of the original grant received. The Company has entered into an agreement with the Israeli government whereby the amount under the 1995 grant will be unconditionally repaid no later than July 31, 2000.

The Company received a Marketing Fund grant of $423,000 from the Israeli Ministry of Industry and Trade through December 31, 1996. This grant is to be repaid at the rate of 3% of the increase in export sales of all Israeli products over the base year until repaid.

Future principal payments of debt outstanding for the years ending December 31 are as follows (in thousands):

   1997 ............................ $  462
   1998 ............................    327
   1999 ............................    263
   2000 ............................     85
                                     ------
                                     $1,137
                                     ------
                                     ------

                                SUMMIT DESIGN, INC.

8.   STOCKHOLDERS' EQUITY:

PREFERRED STOCK

Preferred stock is summarized as follows (dollar amounts in thousands):


                                                                        December 31,
                                                                    ---------------------
                                                                      1996         1995
                                                                    --------     --------
Series A - $.01 par; 3,367,000 shares authorized, issued and outstanding in 1995; liquidation preference of $4,411 at December
 31, 1995...........................................................   $  -        $  34
Series B - $.01 par; 4,033,949 shares authorized and 4,033,921 shares issued and outstanding in 1995; liquidation preference of
 $7,584 at December 31, 1995 .......................................      -           40
Series C - $.01 par; 400,000 shares authorized, 310,000 shares issued and outstanding in 1995; liquidation preference of $310 at
 December 31, 1995 .................................................      -            3
Series D - $.01 par; 933,334 shares authorized, 792,425 shares issued and outstanding in 1995; liquidation preference of $2,972
 at December 31, 1995 ..............................................      -            8
Series E - $.01 par; 600,000 shares authorized, issued and
 outstanding in 1995; liquidation preference of $4,038 at December
 31, 1995 ..........................................................      -            6
                                                                    --------     --------
                                                                       $  -        $  91
                                                                    --------     --------
                                                                    --------     --------

Effective with the initial public offering on October 18, 1996, each share of preferred stock was converted to one share of common stock. The Company has authorized 5 million shares of preferred stock. There are no preferred shares outstanding at December 31, 1996.

1994 STOCK PLAN

The Company has a stock plan pursuant to which the Company may grant options to employees and consultants. Under the terms of the plan, the option price is determined by the Board of Directors at the time the option is granted. Under the plan, 2,322,000 shares of common stock are authorized for issuance. Options granted prior to the Company's initial public offering generally are immediately exercisable. Options granted subsequent to the Company's initial public offering are exercisable upon vesting. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Shares issued are subject to repurchase until vested. Options expire no later than 10 years after the date of grant.

1996 EMPLOYEE STOCK PURCHASE PLAN

The Company has established the 1996 Employee Stock Purchase Plan ("1996 Purchase Plan"). The 1996 Purchase Plan, which is intended to qualify under
Section 423 of the Internal Revenue code, permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 10% of their base salary up to a maximum of $25,000 of Common Stock for all purchase periods ending within any calendar year. The price of Common Stock purchased under the 1996 Purchase Plan will be 85% of the lower of the fair market value of the Common Stock on the first day of each 24 month offering period or the last day of the applicable six-month purchase period. The Company has reserved 150,000 shares of Common Stock for issuance under the 1996 Purchase Plan.

1996 DIRECTOR OPTION PLAN

Non-employee directors are entitled to participate in the Company's 1996 Director Option Plan )the "Director Plan"). The Director Plan provides for an automatic grant of an option to purchase 7,500 shares of Common Stock to each non-employee director on the date on which the Director Plan becomes effective or, if later, an option to purchase 10,000 shares of Common Stock on the Date on which the person first becomes a non-employee director and 10,000 shares on the date of the annual meeting of each subsequent year, provided that he or she is then a non-employee director and, provided further, that on such date he or she has served

                                 SUMMIT DESIGN, INC.

on the Board for at least six months. Options granted under the Director Plan generally become vested and exercisable 12 months after the grant date and are granted at an exercise price equal to 100% of the fair market value per share on the date of the grant. The Company granted 37,500 options under this plan in 1996. The Company has reserved 150,000 shares of Common Stock for issuance under the 1996 Director Plan.

There were 366,094, 622,915, and 830,026 shares of common stock reserved for the grant of stock options under the 1994 Stock Plan at December 31, 1996, 1995 and 1994, respectively.

The following are the shares exercisable at the corresponding weighted average exercise price at December 31, 1996, 1995 and 1994, respectively:
944,210 at $2.9985, 1,146,198 at $1.1045 and 1,060,896 at $0.5662. The
weighted average exercise price per share of options outstanding at December 31, 1996 is $3.77.

A summary of the status of the Company's stock option plans as of December 31,1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                                                                Exercise
                                                Options        Price Range
                                              -----------     -------------

Balance, December 31, 1993 .................    474,958       $0.01 - $0.51
  Options granted ..........................  1,035,796       $0.02 - $2.50
  Options exercised ........................   (528,550)      $0.02 - $0.51
  Options canceled .........................   (108,747)      $0.01 - $1.75
                                             ------------
Balance, December 31, 1994 .................    873,457       $0.02 - $5.00
  Options granted ..........................    551,187               $1.75
  Options exercised ........................    (71,757)      $0.02 - $0.51
  Options canceled .........................   (192,075)      $0.02 - $2.50
                                             ------------
Balance, December 31, 1995 .................  1,160,812       $0.02 - $2.50
  Options granted ..........................    440,000       $0.50 - $10.50
  Options exercised ........................   (337,208)      $0.02 - $2.50
  Options canceled .........................   (125,274)      $0.02 - $10.50
                                             ------------
Balance, December 31, 1996 .................  1,138,330       $0.02 - $10.50
                                             ------------
                                             ------------

Effective September 13, 1995, the Board of Directors of the Company approved an adjustment to the exercise price of the Company's outstanding stock options with an exercise price in excess of $1.75. All outstanding options subject to the adjustment were repriced to $1.75, the fair market value at that date as determined by the Board. Participation by each option holder was voluntary.

The following table summarizes information about stock options outstanding at December 31,1996:


                          Options Outstanding                  Options Exercisable
                 ---------------------------------------    --------------------------
                                Weighted       Weighted        Weighted      Weighted
                    Shares       Average        Average         Shares       Average
   Range of      Outstanding   Contractual     Exercise      Exercisable     Exercise
Exercise Prices  at 12/31/96  Remaining Life     Price       at 12/31/96       Price
---------------  -----------  --------------   ----------   ------------     ---------
$0.02 to $ 0.51    188,725         6.76        $ 0.4042         188,725      $ 0.4042
$1.50 to $ 1.75    577,605         8.34          1.7310         577,605        1.7310
$5.00 to $ 7.00     96,500         9.54          6.0259          96,500        6.0259
$9.25 to $10.50    275,500         9.88          9.5426               -             -


                             SUMMIT DESIGN, INC.

SFAS 123 "Accounting for Stock-Based Compensation" was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the method for the recognition of cost related to stock option plans. Adoption of SFAS 123 is optional. As a result, the Company continues to apply APB No. 25 and related interpretations in accounting for its plans. However, in accordance with SFAS 123, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 and 1995 are presented below.

The fair value of each option granted during the years ended 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used to calculate both 1996 and 1995: (i) Average dividend yield of 0%, (ii) expected volatility of 46% and (iii) expected life of 5 years. The risk-free interest rate (equivalent to the zero coupon treasury rate) at the date of grant ranged from 5.546% to 6.453% for 1996 and 5.487% to 7.022% for 1995.

Had the Company used the fair value methodology for determining compensation expense, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below (in thousands, except per share data):

                                                            1996       1995
                                                            ----       ----

    Net income (loss) - as reported (in thousands)         $ 2,676    $(3,151)
    Net income (loss) - pro forma (in thousands)           $ 2,383    $(3,240)
    Net income (loss) per common share - as reported       $  0.22    $ (0.26)
    Net income (loss) per common share - pro forma         $  0.19    $ (0.27)


The effect of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

9.   INCOME TAXES:

The provision (benefit) for income taxes consists of the following (in thousands):

                                                               Years Ended December 31,
                                                          --------------------------------
                                                              1996       1995       1994
                                                            --------   -------    --------
Current:
    Federal . . . . . . . . . . . . . . . . . . . . . . .   $     26   $     -      $    -
    State . . . . . . . . . . . . . . . . . . . . . . . .          3         1           -
    Foreign . . . . . . . . . . . . . . . . . . . . . . .        225       398         402
                                                            --------    ------      ------
                                                                 254       399         402
                                                            --------    ------      ------
Deferred:
    Federal . . . . . . . . . . . . . . . . . . . . . . .      (373)         -           -
    State . . . . . . . . . . . . . . . . . . . . . . . .       (27)         -           -
    Foreign . . . . . . . . . . . . . . . . . . . . . . .      (100)         -           -
                                                            --------    ------      ------
                                                               (500)         -           -
                                                            --------    ------      ------
                                                            $  (246)    $  399      $  402
                                                            --------    ------      ------
                                                            --------    ------      ------


                          SUMMIT DESIGN, INC.

The difference between the effective income tax rate and the statutory U.S. federal income tax rate is as follows (in thousands):


                                                                   Years Ended December 31,
                                                              ----------------------------------
                                                                1996         1995        1994
                                                              --------     --------    --------
Tax provision (benefit) at statutory rate . . . . . . . .     $   826      $(907)      $(334)
Alternative minimum tax . . . . . . . . . . . . . . . . .          26
Foreign withholding taxes . . . . . . . . . . . . . . . .         225        398         402
Deferred taxes:
  Increase (decrease) in valuation allowance. . . . . . .        (964)     1,503         860
  Utilization of net operating losses . . . . . . . . . .        (545)         -           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         183       (596)       (526)
State . . . . . . . . . . . . . . . . . . . . . . . . . .           3          1           -
                                                              --------    --------     --------
                                                              $  (246)    $  399       $ 402
                                                              --------    --------     --------
                                                              --------    --------     --------

At December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes which can be used to offset future income subject to taxes. In addition, there are unused research and experimentation and foreign tax credits which may be available for offset against future federal income taxes after use of the loss carryforwards. Such loss carryforwards and tax credits are summarized below (in thousands):

                                                                Expiration
                                                                ----------
                                                       Amount     Dates
                                                       ------    --------
Loss carryforwards:
    Federal . . . . . . . . . . . . . . . . . . . . . $9,027    2001 - 2010
    State . . . . . . . . . . . . . . . . . . . . . .  5,628    2001 - 2010
Research and experimentation credits (federal only) .    263    2001 - 2011
Foreign tax credits (federal only). . . . . . . . . .    711    1998 - 1999


Due to changes in the Company's ownership structure which occurred as a result of the Reorganization and a subsequent preferred stock financing, a portion of the federal and state net operating loss carryforwards are limited in use to approximately $1.7 million and $1.2 million annually, respectively. The tax credit carryforwards are also subject to limitation due to the change in ownership.

In addition, the Company has foreign income tax net operating losses of approximately $4.7 million. These foreign losses were generated in Israel over several years and have not yet received final assessment from the Israeli government. Consequently, management is uncertain as to the continued availability of a substantial portion of such foreign loss carryforwards.

The approximate effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                             December 31,
                                                        --------------------
                                                          1996        1995
                                                         -------     -------
Deferred tax assets:
  Federal and state net operating loss carryforwards .   $ 3,037     $ 3,836
  Foreign operating loss carryforwards . . . . . . . .       701       1,134
  Research and experimentation credit carryforwards          263         263
  Foreign tax credit carryforwards . . . . . . . . . .       711         486
  Other deferred tax items . . . . . . . . . . . . . .     1,133         735
                                                         --------    --------
    Total deferred tax assets  . . . . . . . . . . . .     5,845       6,454
  Less valuation allowances  . . . . . . . . . . . . .    (5,018)     (5,982)
                                                         --------    --------
    Net deferred tax assets  . . . . . . . . . . . . .       827         472
                                                         --------    --------
Deferred tax liabilities:
  Other deferred tax items . . . . . . . . . . . . . .      (327)       (472)
                                                         --------    --------
    Total deferred tax liabilities . . . . . . . . . .      (327)       (472)
                                                         --------    --------
    Net deferred taxes . . . . . . . . . . . . . . . .   $   500     $     -
                                                         --------    --------
                                                         --------    --------


                               SUMMIT DESIGN, INC.

The Company has established a valuation allowance against a portion of its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of approximately $964,000 and an increase of approximately $1.5 million, respectively. The decrease in the valuation allowance for the year ended December 31, 1996 resulted primarily from the utilization of net operating loss carry forward and management's evaluation of the future recoverability of net deferred tax assets. As of December 31, 1996, the Company reduced the valuation allowance by $500,000 based upon management's evaluation. Approximately $1.1 million of the increase in the valuation allowance for the year ended December 31, 1995 resulted from the operating loss generated in such year.

10.   401(k) PLAN:

The Company has a 401(k) plan (the Plan) covering substantially all U.S. employees meeting minimum service requirements. The Plan allows for the Company to make discretionary matching contributions as determined by a committee of the Board of Directors. The Company provided a discretionary contribution of $10,000 and $6,000 in 1995 and 1994, respectively. There were no contributions in 1996.

11.   COMMITMENTS:

Summit Design (EDA) Ltd. has registered floating charges on all its assets as security for compliance with the terms attached to Israeli investment grants received.

The Company has entered into employment agreements with certain of its executive officers. These agreements provide for base annual compensation and certain incentive bonuses and stock options on various vesting schedules as well as severance compensation in the event of termination without cause.

12.   BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS:

The Company operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region outside the United States that constitutes more than 10% of the Company's total revenue is as follows:

                                        Years Ended December 31,
                                   ----------------------------------
                                    1996          1995          1994
                                   ------        ------        ------
    Europe.....................    $3,091        $1,893        $1,164
    Asia Pacific...............     6,855         5,447         3,850

As a Percentage of Total Revenue:
    Europe.....................      15.5%         13.5%          9.0%
    Asia Pacific...............      34.3%         38.7%         29.6%

 During 1996, 1995, and 1994, other than the purchaser of certain technology in a one-time transaction, no single customer accounted for more than 10% of total revenue. Sales through a single distributor accounted for 14.7%, 12.7% and 15.7% of the Company's total revenue in 1996, 1995 and 1994, respectively. Foreign operations of Summit Design (EDA) Ltd. accounted for less than 10% of total revenue of the Company in each of the three years in the period ended December 31, 1996. Identifiable assets of the Company's Israeli subsidiary were $1.6 million at December 31, 1996.

                              SUMMIT DESIGN, INC.

The Company entered into an agreement with Seiko Instruments, Inc. (Seiko) during the first quarter of 1996, which granted to Seiko an exclusive right to distribute and support certain Summit products in Japan. Under the terms of the agreement, Seiko will pay the Company a distribution rights fee of $1.1 million during the period of the agreement which is three years ending February 1999. The Company will receive payments from Seiko of $800,000, $200,000 and $100,000 in 1996, 1997 and 1998, respectively. In the year ended December 31, 1996, the Company recognized revenue of $367,000 associated with this agreement.

13.   RELATED PARTIES:

At the time of the Reorganization, the Company entered into a one-year financial services agreement with a significant stockholder pursuant to which the stockholder provided the Company certain financial consulting services related to its subsidiary in Israel. The Company entered into an agreement to pay $100,000 to this stockholder in 1994 in conjunction with this agreement. Additionally, Summit Design (EDA) Ltd. leases its corporate offices from the stockholder under a four-year sublease agreement on the same terms and conditions that the stockholder leases such space.

Effective April 1, 1996, the Company invested $100,000 for a 20% interest in a joint venture corporation which acquired the exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. The joint venture recorded a net loss of $165,000 in 1996. The Company has recorded its 20% share of that loss ($33,000) in the consolidated statement of operations. Total product licenses and maintenance revenue for sales to the joint venture during 1996 totaled approximately $586,000, total accounts receivable, with payment terms similar to other customers in the Asia-Pacific region, was $247,000 at December 31, 1996.

14.   SUBSEQUENT EVENTS:

In February 1997, the Company entered into an agreement with TriQuest Design Automation, Inc. (TriQuest), a privately held software company headquartered in Campbell, California, under which the Company acquired TriQuest. The aggregate acquisition consideration, including shares reserved for issuance upon exercise of TriQuest options which were assumed by the Company, is 775,000 shares of the Company's common stock. The Company intends to account for this acquisition as a pooling-of-interests. Pro forma unaudited results of operations as though the merger had occurred at the beginning of each fiscal year would be approximately as follows:

                                               1996            1995
                                             --------        --------
Total revenue                               $ 20,111        $ 14,070
Net income (loss)                           $  1,251        $ (3,640)
Net income (loss) per share                 $   0.10        $  (0.30)


The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the year or of future consolidated results of operations.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

On February 9, 1996, Coopers & Lybrand L.L.P. was engaged as the principal independent accountants for the Company and its subsidiaries, replacing KPMG Peat Marwick LLP ("KPMG"), which was dismissed in January, 1996. The change was approved by the audit committee of the Company's Board of Directors. In connection with the audits of the two fiscal years in the period ended December 31, 1995 and through the interim period ended January 31, 1996, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KPMG's satisfaction would have caused them to make reference to the matter in their report. The audit reports of KPMG on the consolidated financial statements of the Company as of and for the year ended December 31, 1994 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope. The audit report for the year ended December 31, 1994 was modified to include a discussion on the restatement of the Company's 1993 financial statements for the timing of when certain expenses were recognized in the financial statements. During the audit period ended December 31, 1994, and through the interim period ended January 31, 1996, there have been no reportable events.

During the two fiscal years ended December 31, 1995, and through the interim period ended February 8, 1996, the Company had not consulted with Coopers & Lybrand L.L.P. on items which concerned the subject matter of a disagreement or reportable event with the former auditor.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information set forth in the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1996, except that the information required by this item concerning the executive officers and directors of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers and Directors of the Company" at the end of Part I of this Form 10K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and is incorporated herein by reference to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1996.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)   FINANCIAL STATEMENTS

The following financial statements and the Report of Independent Accountants therein are filed as part of this Form 10K.


        Report of Independent Accountants                            43

        Consolidated Balance Sheets as of December 31, 1996
           and 1995                                                  44

        Consolidated Statements of Operations for the years
           ended December 31, 1996, 1995 and 1994                    45

        Consolidated Statements of  Stockholders' Equity for the
           years ended December 31, 1996, 1995 and 1994              46

        Consolidated Statements of Cash Flows for the years
           ended December 31, 1996, 1995 and 1994                    47

        Notes to Consolidated Financial Statements                   48


(a)(2)    FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule for the years ended December 31, 1994, 1995 and 1996, filed as part of this Form 10K should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent accountants filed herewith:

                                                                   Page No.
                                                                   --------
Schedule II                Valuation and Qualifying Accounts          S-1

Report of Independent Accountants on financial statement schedule     S-2


Schedules not listed above have been omitted because the information required to be set forth therein is not required, not applicable or the information is otherwise included elsewhere in this Form 10-K.

(a)(3)    Exhibits


Exhibit No.
-----------
   2.1     Agreement and Plan of Reorganization dated as of February 17, 1997. (2)

   2.2     Agreement and Plan of Merger. (2)

   3.1     Amended and Restated Certificate of Incorporation. (1)

   3.2     Amended and Restated Bylaws. (1)

   4.1     Specimen Common Stock Certificate of Company. (1)

   4.2 Investors' Rights Agreement between the Registrant and the parties named therein dated February 10, 1994, as amended. (1)

  10.1     Form of Indemnification Agreement between Registrant and its executive officers and directors  (1)

  10.2*    1994 Stock Plan, as amended. (1)

  10.3*    1996 Employee Stock Purchase Plan. (1)

  10.4*    1996 Director Option Plan. (1)

  10.5*    Employment Agreement between the Registrant and Larry J. Gerhard dated August 12, 1996.

  10.6*    Employment Agreement between the Registrant and C. Albert Koob dated
             October 21, 1995. (1)

  10.7*    Employment Agreement between the Registrant and Zamir Paz dated
             January 1, 1996. (1)

  10.8*    Employment Agreement between the Registrant and Dan Skilken dated
             November 20, 1993. (1)

  10.9*    Employment Agreement between the Registrant and Roger Bitter dated
             November 22, 1993, as amended. (1)

  10.10*   Employment Agreement between the Registrant and Eric Benhayoun dated
             October 31, 1994.(1)

  10.11*   Employment Agreement between the Registrant and David Greg Kott dated
             March 1, 1995. (1)

  10.12*   Board of Directors Directorship Agreement between the Registrant and
             Fred L. Hanson dated October 9, 1995. (1)

  10.13    Lease Agreement between the Registrant and Petula Associates Ltd. And
             Koll Creekside Associates II dated October 26, 1993, as amended. (1)

  10.14    Sublease Agreement, dated as of January 1993 between DCL
             Technologies, Ltd. and SEE Technologies, Ltd. (1)

  10.15    Bank Line of Credit Agreement between Registrant and U.S. National
             Bank of Oregon dated May 1, 1996. (1)

  10.16+   Joint Venture Agreement between Summit Design Israel, Inc. and Anam
             S&T Co., Ltd. dated March 21, 1996. (1)

  10.17+   Distributor Agreement between the Registrant and Seiko Instruments,
             Inc., dated February 1, 1996. (1)

  10.18+   Distributor Agreement between the Registrant and ATE Service Co.,
             Ltd., dated October 23, 1995, and amended as of April 9, 1996. (1)

  10.19    Amendment to Bank Line of Credit Agreement between Registrant and
             U.S. National Bank of Oregon dated December 30, 1996.

  11.1     Statement regarding computation of the Company's net income (loss) per share.

  16.1     Letter re Change in Certifying Accountant. (1)

  21.1     List of Subsidiaries.

  23.1     Consent of Coopers & Lybrand L.L.P.

  24.1     Power of attorney, see page 65.

  27.1     Financial Data Schedule.

(1)  Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-06445) as declared effective by the
       Securities and Exchange Commission October 17, 1996.
(2)  Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 28, 1997.
 +   Documents for which confidential treatment has been granted.
 *    Indicates management compensatory plan, contract or arrangement.


(b) REPORTS ON FORM 8-K

No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1996.

(c) EXHIBITS

       See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

      See Item 14(a)(2) above.

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 1997.

                                       SUMMIT DESIGN, INC.

                                       By: /s/ LARRY J. GERHARD
                                           --------------------
                                           Larry J. Gerhard
                                           President and Chief Executive Officer


                                 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry J. Gerhard and C. Albert Koob, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                    Title                       Date
        -----------                 ---------                    -------

/s/ LARRY J. GERHARD       Chairman of the Board, President     March 28, 1997
--------------------       and Chief Executive Officer
   Larry J. Gerhard        (Principal Executive Officer)

/s/ C. ALBERT KOOB         Vice President - Finance, Chief      March 28, 1997
--------------------       Financial Officer and Secretary
   C. Albert Koob          (Principal Financial and Accounting
                           Officer)

/s/ AMIHAI BEN-DAVID       Director                             March 28, 1997
--------------------
   Amihai Ben-David

/s/ JOHN GRILLOS           Director                             March 28, 1997
--------------------
   John Grillos

/s/ FRED HANSON            Director                             March 28, 1997
--------------------
Fred L. Hanson

/s/ JAY B. MORRISON        Director                             March 28, 1997
--------------------
  Jay B. Morrison

/s/ ZAMIR PAZ              Director                             March 28, 1997
--------------------
   Zamir  Paz

/s/ MARK STEVENS           Director                             March 28, 1997
--------------------
   Mark Stevens

                                  SUMMIT DESIGN, INC.

                     Schedule II - Valuation and Qualifying Accounts

                        Years ended December 31, 1994, 1995, 1996

                                       (in thousands)

                                                     Additions
                                     Balance at      charged to                  Balance at
                                     beginning       costs and                     end of
                                     of period       expenses       Deductions     period
                                     -----------     -----------     -----------  -----------
Year ended December 31, 1994:
   Allowance for doubtful accounts     $  448         $  (36)          $  57         $  355


Year ended December 31, 1995:
   Allowance for doubtful accounts        355            306             206            455

Year ended December 31, 1996:
   Allowance for doubtful accounts        455              -              25            430


                              REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of
Summit Design, Inc.:

Our report on the consolidated financial statements of Summit Design, Inc.
and subsidiaries is included on page 43 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 62 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                               /s/ COOPERS & LYBRAND L.L.P.

Portland, Oregon
January 24, 1997