Form 10-Q
period 1997-03-31
SUMMIT DESIGN INC
filed 1997-05-15
CIK 925072

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q



/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or


/  /     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934  for the transition period from ______ to________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes __X__    No _____

As of May 5, 1997, the Registrant had outstanding 13,946,044 shares of Common Stock.

Item 2 of Part I of this report on Form 10-Q has been omitted pursuant to Rule 12b-25 of the Securities Exchange Act of 1934.

                             SUMMIT DESIGN, INC.

                                    INDEX


PART I    FINANCIAL INFORMATION


Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet as of March 31, 1997
            (unaudited) and December 31, 1996.                                3

          Condensed Consolidated Statements of Operations (unaudited) for
            the three month periods ended March 31, 1997 and 1996.            4

          Condensed Consolidated Statements of Cash Flows (unaudited) for
            the three month periods ended March 31, 1997 and 1996.            5

          Notes to Condensed Consolidated Financial Statements.               6

Item 2    To be filed by amendment.


PART II   OTHER INFORMATION

Item 1    Not Applicable

Item 2    Changes in Securities                                               8

Item 3    Not Applicable

Item 4    Not Applicable

Item 5    Not Applicable

Item 6    Exhibits and Reports on Form 8-K                                    8

Signature                                                                     9

Exhibit Index                                                                10

Part I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

                             SUMMIT DESIGN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)



                                                             March 31, 1997       December 31, 1996
                                                             --------------       -----------------
                                                               (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents. . . . . . . . . . . . .          $  19,859               $  19,772
      Accounts receivable. . . . . . . . . . . . . . . .              5,888                   5,567
      Prepaid expenses and other . . . . . . . . . . . .                498                     487
                                                             --------------       -----------------
          Total current assets . . . . . . . . . . . . .             26,245                  25,826

Furniture and equipment, net . . . . . . . . . . . . . .              1,908                   1,832
Deferred taxes . . . . . . . . . . . . . . . . . . . . .                500                     500
Deposits and other assets. . . . . . . . . . . . . . . .                487                     468
                                                             --------------       -----------------
          Total assets . . . . . . . . . . . . . . . . .          $  29,140               $  28,626
                                                             --------------       -----------------
                                                             --------------       -----------------

LIABILITIES
Current liabilities:
      Long-term debt, current portion. . . . . . . . . .          $     391               $     462
      Capital lease obligation, current portion. . . . .                 34                      65
      Accounts payable . . . . . . . . . . . . . . . . .              1,860                   1,453
      Accrued liabilities. . . . . . . . . . . . . . . .              2,773                   2,870
      Deferred revenue . . . . . . . . . . . . . . . . .              2,732                   3,758
                                                             --------------       -----------------
          Total current liabilities. . . . . . . . . . .              7,790                   8,608

Long-term debt, less current portion . . . . . . . . . .                675                     675
Capital lease obligations, less current portion. . . . .                 92                      95
Deferred revenue, less current portion . . . . . . . . .                175                      67
                                                             --------------       -----------------
          Total liabilities. . . . . . . . . . . . . . .              8,732                   9,445
                                                             --------------       -----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value.  Authorized
30,000 shares; issued and outstanding
13,907 shares at March 31, 1997 and 13,873
shares at December 31, 1996. . . . . . . . . . . . . . .                139                     139
Additional paid-in capital . . . . . . . . . . . . . . .             33,249                  33,235
Accumulated deficit. . . . . . . . . . . . . . . . . . .            (12,980)                (14,193)
                                                             --------------       -----------------
      Total stockholders' equity . . . . . . . . . . . .             20,408                  19,181
                                                             --------------       -----------------
      Total liabilities and stockholders' equity . . . .          $  29,140               $  28,626
                                                             --------------       -----------------
                                                             --------------       -----------------


The accompanying notes are an integral part of the condensed consolidated financial statements

                             SUMMIT DESIGN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                 ---------------------------

                                                                   1997               1996
                                                                 --------          ---------
Revenue:
     Product licenses. . . . . . . . . . . . . . . . . .         $  4,878          $   3,547
     Maintenance and services. . . . . . . . . . . . . .            1,481                918
     Other . . . . . . . . . . . . . . . . . . . . . . .              142                142
                                                                 --------          ---------
          Total revenue. . . . . . . . . . . . . . . . .            6,501              4,607

Cost of revenue:
     Product licenses. . . . . . . . . . . . . . . . . .              185                132
     Maintenance and services. . . . . . . . . . . . . .              109                102
                                                                 --------          ---------
          Total cost of revenue. . . . . . . . . . . . .              294                234
                                                                 --------          ---------
          Gross profit . . . . . . . . . . . . . . . . .            6,207              4,373

Operating expenses:
     Research and development. . . . . . . . . . . . . .            1,431              1,412
     Sales and marketing . . . . . . . . . . . . . . . .            2,517              2,225
     General and administrative. . . . . . . . . . . . .            1,177                714
                                                                 --------          ---------
          Total operating expenses . . . . . . . . . . .            5,125              4,351

Income from operations . . . . . . . . . . . . . . . . .            1,082                 22

Interest expense . . . . . . . . . . . . . . . . . . . .               (7)               (67)
Other income, net. . . . . . . . . . . . . . . . . . . .              218                 15
                                                                 --------          ---------
Income (loss) before income taxes. . . . . . . . . . . .            1,293                (30)
Income tax provision . . . . . . . . . . . . . . . . . .               80                176
                                                                 --------          ---------
Net income (loss). . . . . . . . . . . . . . . . . . . .         $  1,213          $    (206)
                                                                 --------          ---------
                                                                 --------          ---------
Net income (loss) per share. . . . . . . . . . . . . . .         $   0.08          $   (0.02)
                                                                 --------          ---------
                                                                 --------          ---------
Number of shares used in per share calculation . . . . .           14,829             12,278


The accompanying notes are an integral part of the condensed consolidated financial statements

                             SUMMIT DESIGN, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                   1997               1996
                                                                 --------          ---------
Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . .       $  1,213          $    (206)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation and amortization . . . . . . . . . .            194                245
         Loss on asset disposition . . . . . . . . . . . .              1                -
         Changes in assets and liabilities:
            Accounts receivable. . . . . . . . . . . . . .           (321)             1,196
            Prepaid expenses and other . . . . . . . . . .            (11)                10
            Accounts payable . . . . . . . . . . . . . . .            408               (236)
            Accrued liabilities. . . . . . . . . . . . . .            (96)              (131)
            Deferred revenue . . . . . . . . . . . . . . .           (918)               980
            Other, net . . . . . . . . . . . . . . . . . .             35               (140)
                                                                 --------          ---------
       Net cash provided by operating activities                      505              1,718
                                                                 --------          ---------
Cash flows from investing activities:
     Additions to furniture and equipment. . . . . . . . .           (251)              (129)
     Note receivable from employee . . . . . . . . . . . .            (75)               -
                                                                 --------          ---------
       Net cash used in investing activities . . . . . . .           (326)              (129)
                                                                 --------          ---------
Cash flows from financing activities:
     Issuance of common stock, net of issuance costs . . .             14                893
     Short term borrowings . . . . . . . . . . . . . . . .             -                (959)
     Principal payments of debt obligations. . . . . . . .            (71)              (164)
     Principal payments of capital lease obligations . . .            (35)               (45)
                                                                 --------          ---------
        Net cash used in financing activities. . . . . . .            (92)              (275)
                                                                 --------          ---------
        Increase in cash and cash equivalents. . . . . . .             87              1,314
Cash and cash equivalents, beginning of period . . . . . .         19,772                704
                                                                 --------          ---------
Cash and cash equivalents, end of period . . . . . . . . .       $ 19,859          $   2,018
                                                                 --------          ---------
                                                                 --------          ---------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest . . . . . . . . . . . . . . . . . . . .       $      7          $      64
          Income taxes . . . . . . . . . . . . . . . . . .             32                187

The accompanying notes are an integral part of the condensed consolidated financial statements

                             SUMMIT DESIGN, INC.
             Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by Summit Design, Inc. ("the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1996, 1995, and 1994 included in the Company's Form 10-K filed for December 31, 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other future interim period, and the Company makes no representations related thereto.

2. Acquisition of TriQuest Design Automation, Inc.

On February 28, 1997, the Company acquired TriQuest Design Automation, Inc., a California corporation ("TriQuest") TriQuest develops hardware description language analysis and optimization tools for the design of high performance, deep submicron integrated circuits. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of TriQuest options assumed by the Company) was 775,000 shares of the Company's common stock. The transaction was accounted for as a "pooling of interests" in accordance with generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of TriQuest as if the acquisition had occurred at the beginning of the first period presented.

3.  Balance Sheet Components (in thousands)

                                                           March 31, 1997       December 31, 1996
                                                           --------------       -----------------
                                                            (Unaudited)
Accounts Receivable:
     Trade . . . . . . . . . . . . . . . . . . . . . . .        $   6,266                $  6,000
     Less allowance for doubtful accounts. . . . . . . .             (378)                   (433)
                                                           --------------       -----------------
                               . . . . . . . . . . . . .        $   5,888                $  5,567
                                                           --------------       -----------------
                                                           --------------       -----------------

Furniture and equipment:
     Office furniture equipment. . . . . . . . . . . . .        $     595                $    513
     Computer equipment. . . . . . . . . . . . . . . . .            3,106                   3,124
     Leasehold improvements. . . . . . . . . . . . . . .               44                      41
                                                           --------------       -----------------
                                                                    3,745                   3,678
Less: accumulated depreciation . . . . . . . . . . . . .           (1,837)                 (1,846)
                                                           --------------       -----------------
                                                                $   1,908                $  1,832
                                                           --------------       -----------------
                                                           --------------       -----------------

Accrued expenses:
     Commissions payable . . . . . . . . . . . . . . . .        $     103                $    173
     Payroll and related benefits. . . . . . . . . . . .            1,633                   1,610
     Accrued management relocation costs . . . . . . . .               -                       24
     Accounting and legal. . . . . . . . . . . . . . . .              265                     301
     Sales and state income taxes payable. . . . . . . .              128                     115
     Other . . . . . . . . . . . . . . . . . . . . . . .              644                     647
                                                           --------------       -----------------
          Total current liabilities. . . . . . . . . . .        $   2,773                $  2,870
                                                           --------------       -----------------
                                                           --------------       -----------------

                              SUMMIT DESIGN, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)


Long-term debt:
  Marketing grant payable to the Israeli government .    $     364     $    364
  Chief Scientist grant payable to the Israeli
  government. . . . . . . . . . . . . . . . . . . . .          702          773
                                                         ---------     --------
                                                             1,066        1,137
Less current portion. . . . . . . . . . . . . . . . .         (391)        (462)
                                                         ---------     --------
Non current portion . . . . . . . . . . . . . . . . .   $     675      $    675
                                                        ----------     ---------
                                                        ----------     ---------

4.  Impact of Recently Issued Accounting Standards

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for the Company's 1997 fiscal year. The Company's management has studied the implications of SFAS 128 and SFAS 129, and based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        To be filed by amendment.

PART II

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

In February 1996, in connection with the Company's acquisition of TriQuest Design Automation, Inc. ("TriQuest"), the Company issued 544,973 shares of the Company's Common Stock to the existing shareholders of TriQuest in exchange for all of the outstanding shares of capital stock of TriQuest. Such shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and such issuance was deemed to be exempt from registration in reliance on Regulation D under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the securities of the securities represented their intentions to acquire the securities for investment only, had access to all relevant information regarding the Company necessary to evaluate the investment and were either accredited investors or relied upon a purchaser representative.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             11.1   Statement of Computation of Net Income per Share
             27     Financial Data Schedule

        (b)  Reports on Form 8-K

             On March 14, 1997, the Company filed a report on Form 8-K dated February 28, 1997 in conjunction with the acquisition of TriQuest Design Automation, Inc. ("TriQuest"). On May 14, 1997, the Company amended this filing on Form 8K/A to include the financial statements of TriQuest and the pro forma combined financial statements for the Company and TriQuest.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUMMIT DESIGN, INC.

                                    By:    /s/  C. Albert Koob
                                        ----------------------
                                           C. Albert Koob
                                           Vice President - Finance,
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized
                                           Officer)


Date:     May 15, 1997

EXHIBIT INDEX



EXHIBIT 11.1  Statement of Computation of Net Income Per Share

EXHIBIT 27    Financial Data Schedule