Form 10-Q/A
period 1997-03-31
SUMMIT DESIGN INC
filed 1997-05-20
CIK 925072

                                                 THE FOLLOWING ITEM WAS THE
                                                 SUBJECT OF A FORM 12b-25 AND
                                                 IS INCLUDED HEREIN:
                                                 PART I, ITEM 2


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q/A
                                  (AMENDMENT NO. 1)


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from________________ to________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----


As of May 5,1997, the Registrant had outstanding 13,946,044 shares of Common Stock.

                                 SUMMIT DESIGN, INC.
                                        INDEX

PART I     FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet as of
         March 31, 1997 (unaudited) and December 31, 1996.                3

         Condensed Consolidated Statements of Operations
         (unaudited)for the three month periods ended
         March 31, 1997 and 1996.                                         4

         Condensed Consolidated Statements of Cash Flows
         (unaudited) for the three month periods ended
         March 31, 1997 and 1996.                                         5

         Notes to Condensed Consolidated Financial Statements.            6

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8


Signature

EXPLANATORY  NOTE

This Quarterly Report on Form 10Q/A ("Form 10Q/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997 ("Form 10-Q") for the purpose of amending Item 1 of Part I of the Registrant's 10-Q in its entirety and adding
Item 2 of Part I of the Registrant's 10-Q which was previously omitted.

                                 SUMMIT DESIGN, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)



                                              March 31, 1997   December 31, 1996
                                              --------------   -----------------
                                                (Unaudited)

              ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . .     $  19,859      $  19,772
  Accounts receivable. . . . . . . . . . . . . .         5,888          5,567
  Prepaid expenses and other . . . . . . . . . .           498            487
                                                    ----------     ----------
    Total current assets . . . . . . . . . . . .        26,245         25,826

Furniture and equipment, net . . . . . . . . .           1,908          1,832
Deferred taxes . . . . . . . . . . . . . . . .             500            500
Deposits and other assets. . . . . . . . . . .             487            468
                                                    ----------     ----------
     Total assets. . . . . . . . . . . . . . . .     $  29,140      $  28,626
                                                    ----------     ----------
                                                    ----------     ----------

            LIABILITIES
Current liabilities:
  Long-term debt, current portion. . . . . . .          $  391         $  462
  Capital lease obligation, current portion. .              34             65
  Accounts payable . . . . . . . . . . . . . .           1,860          1,453
  Accrued liabilities. . . . . . . . . . . . .           2,773          2,870
  Deferred revenue . . . . . . . . . . . . . .           2,732          3,758
                                                    ----------     ----------
    Total current liabilities. . . . . . . . . .         7,790          8,608

Long-term debt, less current portion . . . . . .           675            675
Capital lease obligations, less current portion.            92             95
Deferred revenue, less current portion . . . . .           175             67
                                                    ----------     ----------
    Total liabilities. . . . . . . . . . . . . .         8,732          9,445
                                                    ----------     ----------

Commitments and contingencies

       STOCKHOLDERS' EQUITY
Common stock, $.01 par value.    Authorized
30,000 shares;  issued and outstanding
13,907  shares at March 31, 1997 and 13,873
shares at December 31, 1996. . . . . . . . . . .           139            139
Additional paid-in capital . . . . . . . . . . .        33,249         33,235
Accumulated deficit. . . . . . . . . . . . . . .      (12,980)       (14,193)
                                                    ----------     ----------
  Total stockholders' equity . . . . . . . . . .        20,408         19,181
                                                    ----------     ----------
    Total liabilities and stockholders' equity .     $  29,140      $  28,626
                                                    ----------     ----------
                                                    ----------     ----------


The accompanying notes are an integral part of the condensed consolidated financial statements

                                 SUMMIT DESIGN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)


                                                       Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                       1997            1996
                                                    ----------       ---------
Revenue:
  Product licenses . . . . . . . . . . . . . . .      $  4,878       $  3,547
  Maintenance and services . . . . . . . . . . .         1,481            918
  Other. . . . . . . . . . . . . . . . . . . . .           142            142
                                                    ----------      ---------
    Total revenue. . . . . . . . . . . . . . . .         6,501          4,607

Cost of revenue:
  Product licenses . . . . . . . . . . . . . . .           185            132
  Maintenance and services . . . . . . . . . . .           109            102
                                                    ----------      ---------
    Total cost of revenue. . . . . . . . . . . .           294            234
                                                    ----------      ---------
      Gross profit . . . . . . . . . . . . . . .         6,207          4,373

Operating expenses:
  Research and development . . . . . . . . . . .         1,431          1,412
  Sales and marketing. . . . . . . . . . . . . .         2,517          2,225
  General and administrative . . . . . . . . . .         1,177            714
                                                    ----------      ---------
    Total operating expenses . . . . . . . . . .         5,125          4,351

Income from operations . . . . . . . . . . . . .         1,082             22

Interest expense . . . . . . . . . . . . . . . .            (7)           (67)
Other income, net. . . . . . . . . . . . . . . .           218             15
                                                    ----------      ---------
Income (loss) before income taxes. . . . . . . .         1,293            (30)
Income tax provision . . . . . . . . . . . . . .            80            176
                                                    ----------      ---------
Net income (loss). . . . . . . . . . . . . . . .      $  1,213        $  (206)
                                                    ----------      ---------
                                                    ----------      ---------
Net income (loss) per share. . . . . . . . . . .       $  0.08        $ (0.02)
                                                    ----------      ---------
                                                    ----------      ---------
Number of shares used in per share calculation .        14,829         12,278




The accompanying notes are an integral part of the condensed consolidated financial statements

                                 SUMMIT DESIGN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                                          Three Months Ended
                                                                                March 31,
                                                                         -----------------------
                                                                         1997            1996
                                                                       --------        --------
Cash flows from operating activities:
    Net income (loss). . . . . . . . . . . . . . . . . . . . . .       $  1,213        $  (206)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization . . . . . . . . . . . . .            194            245
         Loss on asset disposition . . . . . . . . . . . . . . .              1
         Changes in assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . .           (321)         1,196
              Prepaid expenses and other . . . . . . . . . . . .            (11)            10
              Accounts payable . . . . . . . . . . . . . . . . .            408           (236)
              Accrued liabilities. . . . . . . . . . . . . . . .            (96)          (131)
              Deferred revenue . . . . . . . . . . . . . . . . .           (918)           980
              Other, net . . . . . . . . . . . . . . . . . . . .             35           (140)
                                                                      ---------      ---------
       Net cash provided by operating activities . . . . . . . .            505          1,718
                                                                      ---------      ---------
Cash flows from investing activities:
    Additions to furniture and equipment . . . . . . . . . . . .           (251)          (129)
    Note receivable from employee. . . . . . . . . . . . . . . .            (75)             -
                                                                      ---------      ---------
       Net cash used in investing activities . . . . . . . . . .           (326)          (129)
                                                                      ---------      ---------
Cash flows from financing activities:
    Issuance of stock, net of issuance costs . . . . . . . . . .             14            893
    Short term borrowings. . . . . . . . . . . . . . . . . . . .              -           (959)
    Principal payments of debt obligations . . . . . . . . . . .            (71)          (164)
    Principal payments of capital lease obligations. . . . . . .            (35)           (45)
                                                                      ---------      ---------
       Net cash used in financing activities . . . . . . . . . .            (92)          (275)
                                                                      ---------      ---------
       Increase in cash and cash equivalents . . . . . . . . . .             87          1,314
Cash and cash equivalents, beginning of period . . . . . . . . .         19,772            704
                                                                      ---------      ---------
Cash and cash equivalents, end of period . . . . . . . . . . . .      $  19,859       $  2,018
                                                                      ---------      ---------
                                                                      ---------      ---------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest. . . . . . . . . . . . . . . . . . . . . . . .           $  7          $  64
         Income taxes. . . . . . . . . . . . . . . . . . . . . .             32            187



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

2.  ACQUISITION OF TRIQUEST DESIGN AUTOMATION, INC.

On February 28, 1997, the Company acquired TriQuest Design Automation, Inc., a California corporation (TriQuest"). TriQuest Develops hardware description language analysis and optimization tools for the design of high performance, deep submicron integrated circuits. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of TriQuest options assumed by the Company) was 775,000 shares of common stock. The transaction was accounted for as a "pooling of interests" in accordance with generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of TriQuest as if the acquisition had occurred at the beginning of the first period presented.


3.  BALANCE SHEET COMPONENTS, (IN THOUSANDS)


                                              March 31, 1997  December 31, 1996
                                              --------------  -----------------
                                                (Unaudited)

Accounts Receivable:
  Trade. . . . . . . . . . . . . . . . . . . .     $  6,266         $  6,000
  Less allowance for doubtful accounts . . . .         (378)            (433)
                                                  ---------        ---------
                                                   $  5,888         $  5,567
                                                  ---------        ---------
                                                  ---------        ---------

Furniture and equipment:
  Office furniture equipment . . . . . . . . .     $    595         $    513
  Computer equipment . . . . . . . . . . . . .        3,106            3,124
  Leasehold improvements . . . . . . . . . . .           44               41
                                                  ---------        ---------
                                                      3,745            3,678
Less: accumulated depreciation . . . . . . . .       (1,837)          (1,846)
                                                  ---------        ---------
                                                   $  1,908         $  1,832
                                                  ---------        ---------
                                                  ---------        ---------

                                 SUMMIT DESIGN, INC.
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)




Accrued expenses:
  Commissions payable. . . . . . . . . . . . . . .    $    103       $    173
  Payroll and related benefits . . . . . . . . . .       1,633          1,610
  Accrued management relocation costs. . . . . . .                         24
  Accounting and legal . . . . . . . . . . . . . .         265            301
  Sales and state income taxes payable . . . . . .         128            115
  Other. . . . . . . . . . . . . . . . . . . . . .         644            647
                                                    ----------     ----------
    Total current liabilities                         $  2,773       $  2,870
                                                    ----------     ----------
                                                    ----------     ----------
Long-term debt::
  Marketing grant payable to the Israeli government   $    364       $    364
  Chief Scientist grant payable to the Israeli
  government.                                              702            773
                                                    ----------     ----------
                                                         1,066          1,137
Less current portion . . . . . . . . . . . . . . .        (391)          (462)
                                                    ----------     ----------
Non current portion. . . . . . . . . . . . . . . .    $    675       $    675
                                                    ----------     ----------
                                                    ----------     ----------


4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for the Company's 1997 fiscal year. The Company's management has studied the implications of SFAS 128 and SFAS 129, and based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.


5.  SUBSEQUENT EVENT

On May 19, 1997 the Company entered into a definitive agreement (the "Purchase Agreement") to sell substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC") for $5 million. CSC will also assume certain liabilities, including the Company's obligations under TDS maintenance contracts entered into prior to the closing. TDS product license, maintenance and services and other revenue for the three months ended March 31, 1997 and 1996 was $1,858,000 and $1,852,000, respectively, and $7,331,000 for the year ended December 31, 1996.

The Company and CSC also entered into a Software OEM License agreement ("OEM Agreement") in which CSC agreed to purchase $16 million of Visual Testbench licenses, and $2 million in interface licenses over a thirty-month period subject to specified quarterly maximums and certain additional conditions. Additionally CSC entered into an 18 month maintenance agreement for $2 million associated with the Visual Testbench product.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

OVERVIEW

Summit was founded in December 1993 to act as the holding company for Test Systems Strategies, Inc. ("TSSI") and SEE Technologies Software Environment for Engineers Ltd. ("SEE Technologies"), (now Summit Design (EDA) Ltd.) (collectively , the "Reorganization"). TSSI was founded in 1979 to develop and market integrated circuit ("IC" or "chip") manufacturing test products. In January 1993, TSSI retained a new Chief Executive Officer and began to restructure its senior management team. Thereafter, the Company broadened its strategy from focusing primarily on manufacturing test products to include providing graphical Systems Level Design Automation ("SLDA") design entry and verification tools and integrating these with its core technology. As part of its strategy, in early 1994, TSSI acquired SEE Technologies, an Israeli company that, through its predecessor, began operations in 1983 and had operated primarily as a research and development and consulting company focused on the electronic design automation ("EDA") and SLDA market. As a result of the Reorganization, TSSI and SEE Technologies became wholly-owned subsidiaries of Summit in the first quarter of 1994. The results of operations of the Company prior to January 1, 1994 are those of TSSI and as of and after January 1, 1994 are the combined results of TSSI and SEE Technologies.

The Company's ongoing implementation of its strategy has involved significant expenditures. Following the Reorganization, the Company significantly increased its research and development expenditures to support the continued development of SLDA and Design to Test products. To promote its products, the Company has added sales and marketing staff, increasing its sales and marketing expenditures by 147% from 1993 to 1996, and has restructured its key distributor relationships. This concurrent effort to develop products and promote market awareness and acceptance of its products in a new and evolving market contributed to the Company's annual losses. Such losses were mitigated in part in each of the six quarters following the Reorganization by revenue from initial stocking orders from distributors and one-time sales of technology. The Company introduced its first SLDA product, Visual HDL for VHDL 1.0, in the first quarter of 1994. This product lacked compiled simulation and operated only on a PC platform. In the third quarter of 1994, with the release of version 2.5, Summit expanded the simulation capability of Visual HDL for VHDL and introduced its UNIX-based version of this product. The Company has experienced increased sales of its SLDA products in each of the eleven quarters in the period ended March 31, 1997. However, there can be no assurance that the Company will experience continued growth in revenue or be profitable in the future.

Prior to the Reorganization, the Company's TDS product and related maintenance revenue accounted for all of the Company's revenue. Currently, the Company's revenue is predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS.

Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer training. Revenue from the sale of software licenses is recognized at the later of the time of shipment or satisfaction of all acceptance terms. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically 12 months. Revenue from customer training is recognized when the service is performed. The Company sells its products through a direct sales force in North America and selected European countries and through distributors in the Company's other international markets. Revenue from product sales through distributors is recognized net of the associated distributor discounts. Fees received for granting distribution rights are deferred and recognized ratably over the term of the distribution agreement. Although the Company has not adopted a formal return policy, the Company generally reimburses customers in full for returned products. Estimated sales returns are recorded upon delivery of the product.

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

Approximately 53% and 61% of the Company's total revenue for the three months ended March 31, 1997 and 1996, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms.(1)

On February 28, 1997, Summit completed its acquisition of TriQuest Design Automation ("TriQuest"). TriQuest develops HDL analysis and optimization tools for the design of high performance, deep submicron

--------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

integrated circuits. The transaction is being accounted for as a "pooling of interest" in accordance with generally accepted accounting principals.

On May 19, 1997 the Company entered into a definitive agreement (the "Purchase Agreement") to sell substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC"). The increase in the Company's product licenses revenue during the last eight quarters has been primarily due to increased revenue associated with the Company's SLDA products, and the Asset Sale will allow the Company to focus on the development and marketing of these products. The Asset Sale is subject to standard closing conditions and is scheduled to close in early July, 1997.(1)

Substantially all of the Company's Design to Test product license revenue and related maintenance and services revenue for the year ended December 31, 1996 and the quarter ended March 31, 1997 were attributable to the TDS products. If the Asset Sale is consummated TDS products will cease to be a source of such revenues. CSC will assume the Company's obligations under TDS maintenance contracts entered into prior to the closing and the Company will not recognize deferred revenue associated with such contracts. The Company believes that its cost of revenue and operating expenses will decrease in absolute dollars in the near term due to the absence of costs and expenses associated with the TDS products and the related maintenance contracts.(1)

Summit maintained exclusive rights to its Visual Testbench technology and CSC agrees to purchase a minimum of $20,000,000 of Visual Testbench licenses and related interfaces and maintenance over a thirty-month period subject to specified quarterly maximums and certain additional conditions. At the completion of the thirty month period, under certain conditions, CSC may obtain shared ownership to the Visual Testbench for sales into the ATE marketplace.

The announcement and pendency of the Asset Sale may result in adverse effects of the Company's Design to Test business, including the loss of Design to Test customers, delays in customer orders, the resignation of employees associated with the development and marketing and maintenance of TDS products. Such adverse effects, if experienced, could have a material adverse effect on the Company's results of operations, including results for the quarter ending June 30, 1997. In addition, the Asset Sale is subject to certain specified closing conditions, and there can be no assurance that the Asset Sale will be consummated. If the Asset Sale is not consummated and the Company experiences the foregoing adverse effects, such events could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of revenue.


                                                 Three Months Ended December 31,
                                                ------------------------------
                                                     1997           1996
                                                  ----------     ----------
Revenue:
    Product licenses . . . . . . . . . . . . . .       75.0%          77.0%
    Maintenance and services . . . . . . . . . .       22.8           20.0
    Other. . . . . . . . . . . . . . . . . . . .        2.2            3.0
                                                   --------       --------
         Total revenue . . . . . . . . . . . . .      100.0          100.0
Cost of revenue:
    Product licenses . . . . . . . . . . . . . .        2.8            2.9
    Maintenance and services . . . . . . . . . .        1.7            2.2
                                                   --------       --------
         Total cost of revenue . . . . . . . . .        4.5            5.1
                                                   --------       --------
         Gross profit. . . . . . . . . . . . . .       95.5           94.9
Operating expenses:
         Research and development. . . . . . . .       22.0           30.7
         Sales and marketing . . . . . . . . . .       38.7           48.3
         General and administrative  (a) . . . .       18.1           15.5

-----------------------------

(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

                                                   --------       --------
         Total operating expenses. . . . . . . .       78.8          94.5
                                                   --------       --------
Income from operations . . . . . . . . . . . . .       16.7           0.4
Other income (expense), net. . . . . . . . . . .        3.2          (1.1)
                                                   --------       --------
Income (loss) before income taxes. . . . . . . .       19.9          (0.7)
Income tax provision . . . . . . . . . . . . . .        1.2           3.8
                                                   --------       --------
Net income (loss). . . . . . . . . . . . . . . .       18.7%         (4.5)%
                                                   --------       --------
                                                   --------       --------

(a) General and administrative expenses for the three months ended March 31, 1997 include a one-time charge of $379,000 (5.8% of revenue) for costs relating to the acquisition of TriQuest.

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 41% from $4.6 million for the three months ended March 31, 1996 to $6.5 million for the three months ended March 31, 1997. Sales through one distributor accounted for 15.8% and 24.2% and sales through another distributor accounted for 4.8% and 13.5% of the Company's total revenue for the three months ended March 31, 1997 and 1996, respectively. No single customer accounted for more than 10% of the Company's total revenue for the three months ended March 31, 1997 and 1996

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's SLDA and Design to Test products. Product licenses revenue increased by 37.5% from $3.5 million for the three months ended March 31, 1996 to $4.9 million for the three months ended March 31, 1997. Revenue from SLDA and Design to Test products accounted for 77.7% and 22.3%, respectively, of product licenses revenue for the three months ended March 31, 1997 and 70.7% and 29.3%, respectively, of product licenses revenue for the three months ended March 31, 1996. Because of the addition of SLDA functionality to Visual Testbench version 2.0, beginning with the release of version 2.0 in December 1996, the Company recognizes revenue from Visual Testbench products as SLDA revenue instead of Design to Test revenue.

SLDA revenue increased 51.2 % from $2.5 million for the three months ended March 31, 1996 to $3.8 million for the three months ended March 31, 1997. A significant portion of the increase in SLDA revenue for the three months ended March 31, 1997 relates to revenue from the TriQuest product portfolio that was not shipping in the comparable period in 1996. The revenue increase was also attributable to several other factors including improved international distribution and thereafter increased market acceptance of the Company's SLDA products and increased account penetration at major targeted accounts.

Design to Test revenue increased slightly from $1.0 million for the three months ended March 31, 1996 to $1.1 million for the three months ended March 31, 1997. In March 1997, all obligations and contingencies on a contract being amortized to revenue over a three year period beginning in February 1995 were satisfied. As a result, the company recognized the unamortized balance of $92,000 as revenue in March 1997.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's SLDA and Design to Test products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 61.3% from $918,000 for the three months ended March 31, 1996 to $1.5 million for the three months ended March 31, 1997. The increase was primarily attributable to an increase in maintenance revenue related to growth in the installed base of SLDA customers over the last year, net of a slight decrease in Design to Test maintenance revenue. Design to Test maintenance and services revenue was $743,000 and $786,000 for the three months ended March 31, 1997 and 1996, respectively.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. For the three months ended March 31, 1997 and 1996, respectively, other revenue was comprised of $142,000 of distribution rights fees. No material costs were associated with other revenue for the three months ended March 31, 1997 and 1996.


COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. The cost of product license revenue increased from $132,000 for the three months ended March 31, 1996 to $185,000 for the three months ended March 31, 1997. As a percentage of product licenses revenue, the cost of product licenses revenue increased only slightly from 3.7% of product license revenue to 3.8% of product license revenue for the three months ended March 31, 1996 and 1997, respectively.


COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 6.9% from $102,000 for the three months ended March 31, 1996 to $109,000 for the three months ended March 31, 1997. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 11.1% for the three months ended March 31, 1996 to 7.4% for the three months ended March 31, 1996.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses remained relatively unchanged at approximately $1.4 million for the three months ended March 31, 1997 and 1996. As a percentage of total revenue, research and development expenses decreased from 30.7% for the three months ended March 31, 1995 to 22.0% for the three months ended March 31, 1996 due to the increase in total revenue for 1997. The Company believes that significant investment in research and development is required to remain competitive in its markets.(1)

------------------------

(1)This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

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

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 13.1% from $2.2 million for the three months ended March 31, 1996 to $2.5 million for the three months ended March 31, 1997. The increase was attributable the addition of eight sales personnel and increased commissions and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased from 48.3% for the three months ended March 31, 1996 to 38.7% for the three months ended March 31, 1997. The decrease was primarily attributable to the increase in total revenue for 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 64.8% from $714,000 for the three months ended March 31, 1996 to $1.2 million for the three months ended March 31, 1997 which includes a $379,000 one-time charge for costs associated with the acquisition of TriQuest. Excluding this one-time charge, expenses increased by $84,000 (11.8%) for the three months ended March 31, 1997 as compared to the prior year. As a percentage of total revenue, excluding the one time charge for costs associated with the acquisition of TriQuest, general and administrative expenses decreased from 15.5% for the three months ended March 31, 1996 to 12.3% for the three months ended March 31, 1997. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue in 1997.


INTEREST EXPENSE

Interest expense decreased from $67,000 for the three months ended March 31, 1996 to $7,000 for the three months ended March 31, 1997 due to decreased borrowings under the Company's bank line of credit, long term debt and capital leases obligations.


OTHER INCOME, NET

Other income consists of interest income associated with available cash balances and gains or losses from the sale of property and equipment. Other income was $15,000 for the three months ended March 31, 1996 and $226,000 for the three months ended March 31, 1997. The increase in other income was primarily due to increased interest earned on the Company's cash holdings.

-------------------------

(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

INCOME TAX PROVISION

The income tax provision decreased from $176,000 for the three months ended March 31, 1996 to $80,000 for the three months ended March 31, 1997. The provision for the three months ended March 31, 1996 is comprised primarily of a Japanese withholding tax of approximately 10% of Japanese sales. The provision for the three months ended March 31, 1997 is comprised primarily of Federal alternative minimum tax and Israeli income taxes. The Company's regular Federal tax liability is fully offset by the utilization of net operating loss carryforwards. The Federal alternative minimum tax results from the limitation on the use of net operating loss carryforwards for alternative minimum tax purposes.


VARIABILITY OF OPERATING RESULTS

The Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal factors, rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering in October 1996, raising $16.2 million, net of offering expenses. Prior to the IPO, the Company had financed its operations primarily through the private placement

--------------------------

(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

of approximately $15.4 million of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of March 31, 1997, the Company had approximately $19.9 million in cash and cash equivalents and a $1.0 million bank line of credit with United States National Bank of Oregon ("the Bank"). The line of credit expired on April 30, 1997 but the Bank has approved the Company's request to renew the existing line of credit, without interruption, through April 30, 1998. Borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible assets, including its intellectual property rights. As of March 31, 1997, the Company had no borrowings outstanding under this line of credit.

As of March 31, 1997, the Company had working capital of approximately $18.5 million.

Net cash generated by operating activities was approximately $505,000 and $1.7 million for the three months ended March 31, 1997 and 1996, respectively. Cash generated by operating activities resulted primarily from profitable operations less the decrease in deferred revenue for the three months ended March 31, 1997, and from the significantly improved collection of accounts receivable and an increase in deferred revenues for the three months ended March 31, 1996.

Net cash used in investing activities was approximately $326,000 and $129,000 for the three months ended March 31, 1997 and 1996, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment in 1997 and 1996 and a loan to an employee in March 1997.

Net cash used by financing activities was approximately $92,000 and $275,000 for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997 the use of cash was primarily for repayment of debt and capital lease obligations. For the three months ended March 31, 1996, approximately $1.2 million of cash was used for repayment of short term borrowings, long-term debt and capital lease obligations, while approximately $900,000 of cash was provided from the issuance of Summit common and TriQuest preferred stock.

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

HISTORY OF OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS

While the Company has generated net income on an annual basis in 1996 AND THE FIRST QUARTER OF 1997, there can be no assurance that the Company will be profitable in the future. In addition, the Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal

--------------------------

(2)This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on this page for a discussion of factors that could affect future performance.

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

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 56%, 62%, 46%, 42% and 38% of the Company's revenue for the three months ended March 31, 1997 and 1996 and for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made through distributors. The Company has also entered into a joint venture with Anam pursuant to which the joint venture corporation (Summit Design Korea, Inc. ("Summit Asia")) shall acquire exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan, until June 1997. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. During the fourth quarter of 1995, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support all of Summit's Design to Test products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its SLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. For the year ended December 31, 1996 and three months ended March 31, 1997, all sales of the Company's products in the Asia-Pacific region were through Summit Asia, ATE and Seiko. There can be no assurance the new relationships with Summit Asia, ATE and Seiko will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships. The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Summit Asia, ATE and Seiko, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

On February 28, 1997, Summit completed its acquisition of TriQuest. As a result of the acquisition, Summit's operating expenses are expected to increase. There can be no assurance that the integration of TriQuest's business can be successfully completed in a timely fashion, or at all, or that the revenues from TriQuest will be sufficient to support the costs associated with TriQuest's business, without adversely affecting Summit's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on Summit's business and results of operations. In addition, Summit regularly evaluates acquisition opportunities. Future acquisitions by Summit could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse effect on Summit's results of operations.

OPERATIONS IN ISRAEL

The Company's research and development operations related to its SLDA products are located in Israel and may be affected by economic, political and military conditions in that country. Accordingly, the Company's business, financial condition and results of operations could be materially adversely affected if hostilities involving Israel should occur. This risk is heightened due to the restrictions on the Company's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel as described in "--Israeli Research, Development and Marketing Grants." In addition, while all of the Company's sales are denominated in U.S. dollars, a portion of the Company's annual costs and expenses in Israel are paid in Israeli currency. These costs and expenses were approximately $4.3,
$4.3 and $2.9 million in 1996, 1995 and 1994, respectively.   Payment in Israeli
currency subjects the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation, which has been approximately 11%, 8% and 15% during 1996, 1995, and 1994, respectively. The Company's primary expense which is paid in Israeli currency is employee salaries for research and development activities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, coordination with and management of the Israeli operations requires the Company to address differences in culture, regulations and time zones. Failure to successfully address these differences could be disruptive to the Company's operations.

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

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary has obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of March 31, 1997, the Company was obligated to pay back approximately $232,000 and $470,000 for the 1993 and 1995 grants, respectively. Such obligations are collateralized by all tangible and intangible assets of the Israeli subsidiary. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The

Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company also received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of March 31, 1997, approximately $364,000 was outstanding under the grant.


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



                                       By:_________________________________

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


Date:    May 20, 1997