Form 10-Q
period 1997-06-30
SUMMIT DESIGN INC
filed 1997-08-14
CIK 925072

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from           to
                                               ---------    ---------

Commission file number:  0-20923



                               SUMMIT DESIGN, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                      93-1137888
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               Number)



                             9305 S. W. GEMINI DRIVE,
                             BEAVERTON, OREGON  97008
                     (Address of principal executive office)
      Registrant's Telephone number, including area code:  (503) 643-9281


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                     -----       -----

As of August 5, 1997, the Registrant had outstanding 14,024,092 shares of Common Stock.

                               SUMMIT DESIGN, INC.
                                      INDEX



PART I     FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1997
         (unaudited) and December 31, 1996.                                    3

         Condensed Consolidated Statements of Operations for the
         three month periods ended June 30, 1997 and 1996 and for the
         six month periods ended June 30, 1997 and 1996 (unaudited).           4

         Condensed Consolidated Statements of Cash Flows for
         the six month periods ended June 30, 1997 and 1996 (unaudited).       5

         Notes to Condensed Consolidated Financial Statements.                 6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

PART II    OTHER INFORMATION

Item 1   Not Applicable

Item 2   Not Applicable

Item 3   Not Applicable

Item 4   Submission of Matters to a Vote of Security Holders                  25

Item 5   Not Applicable

Item 6   Exhibits and Reports on Form 8-K                                     25

Signature                                                                     26

Exhibit Index                                                                 27

                               SUMMIT DESIGN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)



                                                                  June 30, 1997      December 31, 1996
                                                              -------------------   -------------------
                                                                   (Unaudited)


                  ASSETS
Current assets:
 Cash and cash equivalents........................                    $  21,992              $  19,772
 Accounts receivable..............................                        5,925                  5,567
 Prepaid expenses and other.......................                          418                    487
                                                              -------------------    -------------------
   Total current assets...........................                       28,335                 25,826

Furniture and equipment, net......................                        2,214                  1,832
Notes receivable from related parties.............                          425                      -
Deferred taxes....................................                          500                    500
Deposits and other assets.........................                          331                    468
                                                              -------------------   -------------------
     Total assets.................................                    $  31,805              $  28,626
                                                              -------------------   -------------------
                                                              -------------------   -------------------

                 LIABILITIES
Current liabilities:
 Long-term debt, current portion..................                    $     391              $     462
 Capital lease obligations, current portion.......                           41                     65
 Accounts payable.................................                        1,605                  1,454
 Accrued liabilities..............................                        3,030                  2,869
 Deferred revenue.................................                        3,372                  3,758
                                                              -------------------   -------------------
   Total current liabilities......................                        8,439                  8,608

Long-term debt, less current portion..............                          675                    675
Capital lease obligations, less current portion...                           70                     95
Deferred revenue, less current portion............                           84                     67
                                                              -------------------   -------------------
   Total liabilities..............................                        9,268                  9,445
                                                              -------------------   -------------------

Commitments and contingencies

              STOCKHOLDERS' EQUITY
Common stock, $.01 par value. Authorized 30,000
shares; issued and outstanding 14,024 shares at
June 30, 1997 and 13,873 shares at
December 31, 1996.................................                          140                    139
Additional paid-in capital........................                       33,539                 33,235
Accumulated deficit...............................                      (11,142)               (14,193)
                                                              -------------------   -------------------
   Total stockholders' equity.....................                       22,537                 19,181
                                                              -------------------   -------------------
     Total liabilities and stockholders' equity...                    $  31,805              $  28,626
                                                              -------------------   -------------------
                                                              -------------------   -------------------


The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                        ---------------------------    ----------------------------
                                                            1997           1996           1997           1996
                                                            ----           ----           ----           ----
Revenue:
 Product licenses.................................          $  5,576       $  3,644       $  10,454      $  7,191
 Maintenance and services.........................             1,418            977           2,899         1,895
 Other............................................               125            142             267           284
                                                        ---------------------------    ----------------------------
   Total revenue..................................             7,119          4,763          13,620         9,370

Cost of revenue:
 Product licenses.................................               164            146             349           278
 Maintenance and services.........................               141            109             250           211
                                                        ---------------------------    ----------------------------
   Total cost of revenue..........................               305            255             599           489
                                                        ---------------------------    ----------------------------
     Gross profit.................................             6,814          4,508          13,021         8,881

Operating expenses:
 Research and development.........................             1,656          1,445           3,087         2,857
 Sales and marketing..............................             2,571          2,179           5,088         4,404
 General and administrative.......................               878            830           2,055         1,544
                                                        ---------------------------    ----------------------------
   Total operating expenses.......................             5,105          4,454          10,230         8,805

Income from operations............................             1,709             54           2,791            76

Interest expense..................................                (2)            (9)             (9)          (76)
Other income, net.................................               231              7             449            22
                                                        ---------------------------    ----------------------------
Income before income taxes........................             1,938             52           3,231            22
Income tax provision..............................               100             33             180           209
                                                        ---------------------------    ----------------------------
Net income (loss).................................          $  1,838       $     19        $  3,051       $  (187)
                                                        ---------------------------    ----------------------------
                                                        ---------------------------    ----------------------------
Net income (loss) per share.......................          $   0.13       $    0.0        $   0.21       $  (0.02)
                                                        ---------------------------    ----------------------------
                                                        ---------------------------    ----------------------------
Number of shares used in per share calculation....            14,650         12,679          14,758         12,609


The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             -----------------------
                                                                               1997           1996
                                                                            ---------      --------
Cash flows from operating activities:
   Net income (loss).................................................       $  3,051       $  (187)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization ................................            397           426
       Loss on asset disposition.....................................              1             -
       Changes in assets and liabilities:
           Accounts receivable.......................................           (358)        1,818
           Prepaid expenses and other................................             69          (107)
           Accounts payable..........................................            152          (228)
           Accrued liabilities.......................................            160            61
           Deferred revenue..........................................           (369)        1,795
           Other, net................................................            105          (123)
                                                                            ---------      --------
   Net cash provided by operating activities.........................          3,208         3,455
                                                                            ---------      --------
Cash flows from investing activities:
   Additions to furniture and equipment..............................           (747)         (397)
   Proceeds from sale of assets......................................              -             2
   Note receivable from employees....................................           (425)            -
   Investment in joint venture.......................................              -          (100)
                                                                            ---------      --------
     Net cash used in investing activities...........................         (1,172)         (495)
                                                                            ---------      --------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs...................            305           118
   Issuance of TriQuest Preferred Stock..............................              -           987
   Repurchase of common stock........................................              -            (2)
   Proceeds from long-term debt......................................              -            54
   Short term borrowings.............................................              -        (1,050)
   Principal payments of debt obligations............................            (71)         (254)
   Principal payments of capital lease obligations...................            (50)         (116)
                                                                            ---------      --------
     Net cash provided by (used in) financing activities.............            184          (263)
                                                                            ---------      --------
     Increase in cash and cash equivalents...........................          2,220         2,697
Cash and cash equivalents, beginning of period.......................         19,772           704
                                                                            ---------      --------
Cash and cash equivalents, end of period.............................       $ 21,992       $ 3,401
                                                                            ---------      --------
                                                                            ---------      --------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest......................................................       $      9       $    64
       Income taxes..................................................             38           188

Supplemental disclosure of non-cash investing and
   financing activities:
 Equipment acquired under capital leases                                           -            23


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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other future interim period, and the Company makes no representations related thereto.

2.      ACQUISITION OF TRIQUEST DESIGN AUTOMATION, INC.

On February 28, 1997, the Company acquired TriQuest Design Automation, Inc., a California corporation ("TriQuest"). TriQuest develops hardware description language analysis and optimization tools for the design of high performance, deep submicron integrated circuits. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of TriQuest options assumed by the Company) was 775,000 shares of common stock. The transaction was accounted for as a "pooling of interests" in accordance with generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of TriQuest as if the acquisition had occurred at the beginning of the first period presented.



3.      BALANCE SHEET COMPONENTS, (IN THOUSANDS)

                                          June 30, 1997       December 31, 1996
                                          -------------       -----------------
                                           (Unaudited)

Accounts Receivable:
 Trade ................................     $  6,364               $  6,000
 Less allowance for doubtful accounts..         (439)                  (433)
                                            --------               ---------
                                            $  5,925               $  5,567
                                            --------               ---------
                                            --------               ---------
Furniture and equipment:
 Office furniture equipment............     $    556               $    513
 Computer equipment....................        3,622                  3,124
 Leasehold improvements................           66                     41
                                            --------               ---------
                                               4,244                  3,678
Less accumulated depreciation..........       (2,030)                (1,846)
                                            --------               ---------
                                            $  2,214               $  1,832
                                            --------               ---------
                                            --------               ---------

                                        SUMMIT DESIGN, INC.
                      Notes to Condensed Consolidated Financial Statements
                                          (Unaudited)




Accrued expenses:
 Commissions payable............................         $   60         $  173
 Payroll and related benefits...................          1,798          1,610
 Accrued management relocation costs............                            24
 Accounting and legal...........................            282            301
 Sales and state income taxes payable...........            219            115
 Other..........................................            671            647
                                                       --------       --------
   Total accrued expenses.......................         $3,030         $2,870
                                                       --------       --------
                                                       --------       --------
Long-term debt:
 Marketing grant payable to the Israeli government       $  364         $  364
 Chief Scientist grant payable to the Israeli
 government.............................                    702            773
                                                       --------       --------
                                                          1,066          1,137
Less current portion............................           (391)          (462)
                                                       --------       --------
Non current portion.............................         $  675         $  675
                                                       --------       --------
                                                       --------       --------

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

In June 1997, the FASB issued SFAS NO. 130, "Comprehensive Income." SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS NO. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

5.      SUBSEQUENT EVENT

On July 11, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC") for $5 million. CSC will also assume certain liabilities, including the Company's obligations under TDS maintenance contracts entered into prior to the closing. CSC also purchased $2 million of Visual interface licenses in the second quarter of 1997. TDS product license, maintenance and services and other revenue for the three months ended June 30, 1997 and 1996 were $1,672,000 and $1,790,000 respectively, and for the six months ended June 30, 1997 and 1996 were $3,530,000 and $3,642,000, respectively, and $7,331,000 for the year ended December 31, 1996.

In addition to the transactions referenced in the above paragraph, the Company and CSC also entered into a Software OEM License agreement ("OEM Agreement") in which CSC agreed to purchase $16 million of Visual Testbench licenses over a thirty-month period subject to specified quarterly maximums and certain additional conditions. Additionally CSC entered into an 18 month maintenance agreement for $2 million associated with the Visual Testbench product.

Additionally, in July 1997, the Company entered into an agreement to lend up to $2.5 million to an independent software development company pursuant to a secured loan agreement. Borrowings under this agreement bear interest at prime rate plus 2%.

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

OVERVIEW

Summit was founded in December 1993 to act as the holding company for Test Systems Strategies, Inc. ("TSSI") and SEE Technologies Software Environment for Engineers Ltd. ("SEE Technologies"), (now Summit Design (EDA) Ltd.) (collectively , the "Reorganization"). TSSI was founded in 1979 to develop and market integrated circuit ("IC" or "chip") manufacturing test products. In January 1993, TSSI retained a new Chief Executive Officer and began to restructure its senior management team. Thereafter, the Company broadened its strategy from focusing primarily on manufacturing test products to include providing graphical Systems Level Design Automation ("SLDA") design creation and verification tools and integrating these with its core technology. As part of its strategy, in early 1994, TSSI acquired SEE Technologies, an Israeli company that, through its predecessor, began operations in 1983 and had operated primarily as a research and development and consulting company focused on the electronic design automation ("EDA") and SLDA market. As a result of the Reorganization, TSSI and SEE Technologies became wholly-owned subsidiaries of Summit in the first quarter of 1994.

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

Prior to the Reorganization, the Company's TDS product and related maintenance revenue accounted for all of the Company's revenue. Since the Reorganization, the Company's revenue has been predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS.

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

The Company has entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Asia) sells, distributes and supports all of Summit's products in the Asia-Pacific region, excluding Japan. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. The amount of revenue from sales through Summit Asia which is remitted to the Company is fixed by the joint venture agreement at a percentage which approximates the percentage applicable to sales through Anam prior to the formation of the joint venture. Excluding one-time sales of technology, sales through Anam accounted for 2.4% and 3.6% of the Company's total revenue and for 21.7% and 33.8% of the Company's revenue attributable to the Asia-Pacific region excluding Japan for the years ended December 31, 1995 and 1994, respectively. For the year ended December 31, 1996, Anam and Summit Asia together accounted for 3.8% of the Company's revenue and 31.0% of the Company's revenue attributable to the Asia-Pacific region excluding Japan.

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

Approximately 37%, 40%, 45% and 50% of the Company's total revenue for the three months ended June 30, 1997 and 1996, and for the six months ended June 30, 1997 and 1996, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms.

--------------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

On February 28, 1997, Summit completed its acquisition of TriQuest Design Automation ("TriQuest"). TriQuest develops HDL analysis and optimization tools for the design of high performance, deep submicron integrated circuits. The transaction is being accounted for as a "pooling of interest" in accordance with generally accepted accounting principals.

Effective July 1, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC"). The increase in the Company's product licenses revenue during the last nine quarters has been primarily due to increased revenue associated with the Company's SLDA products, and the Asset Sale will allow the Company to focus on the development and marketing of these products.

Substantially all of the Company's Design to Test product license revenue and related maintenance and services revenue for the year ended December 31, 1996 and the six months ended June 30, 1997 were attributable to the TDS products. As of July 1, 1997, TDS products will cease to be a source of such revenues. CSC assumed the Company's obligations under TDS maintenance contracts entered into prior to the closing and the Company will not recognize deferred revenue associated with such contracts after June 30, 1997. The Company believes that its cost of revenue and operating expenses will decrease in absolute dollars in the near term due to the absence of costs and expenses associated with the TDS products and the related maintenance contracts.(1)

Summit maintained exclusive rights to its Visual Testbench technology and CSC entered into an agreement to purchase a minimum of $16,000,000 of Visual Testbench licenses over a thirty-month period subject to specified quarterly maximums and certain additional conditions and $2,000,000 of maintenance over an eighteen month period. At the completion of the thirty month period, under certain conditions, CSC may obtain shared ownership to the Visual Testbench for sales into the ATE marketplace.

-------------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of revenue.

                                              Three Months                  Six Months
                                             Ended June 30,                Ended June 30,
                                           -------------------           -------------------
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----
Revenue:
     Product licenses................     78.3%          76.5%          76.8%           76.8%
     Maintenance and services........     19.9           20.5           21.2            20.2
     Other...........................      1.8            3.0            2.0             3.0
                                         -----          -----          -----           -----
         Total revenue...............    100.0          100.0          100.0           100.0
Cost of revenue:
     Product licenses................      2.3            3.1            2.6             3.0
     Maintenance and services........      2.0            2.3            1.8             2.2
                                         -----          -----          -----           -----
         Total cost of revenue.......      4.3            5.4            4.4             5.2
                                         -----          -----          -----           -----
         Gross profit................     95.7           94.6           95.6            94.8
Operating expenses:
     Research and development........     23.3           30.3           22.7            30.5
     Sales and marketing.............     36.1           45.7           37.3            47.0
     General and administrative (a)..     12.3           17.5           15.1            16.5
                                         -----          -----          -----           -----
         Total operating expenses....     71.7           93.5           75.1            94.0
                                         -----          -----          -----           -----
Income from operations...............     24.0            1.1           20.5             0.8
Other income (expense), net..........      3.2            0.0            3.2            (0.6)
                                         -----          -----          -----           -----
Income (loss) before income taxes....     27.2            1.1           23.7             0.2
Income tax provision.................      1.4            0.7            1.3            (2.2)
                                         -----          -----          -----           -----
Net income (loss)....................     25.8%           0.4%          22.4%           (2.0)%
                                         -----          -----          -----           -----
                                         -----          -----          -----           -----

(a) General and administrative expenses for the six months ended June 30, 1997 include a one-time charge of $379,000 (2.8% of revenue) for costs relating to the acquisition of TriQuest.

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 50% from $4.8 million for the three months ended June 30, 1996 to $7.1 million for the three months ended June 30, 1997 and total revenue increased by 45.5% from $9.4 million for the six months ended June 30, 1996 to $13.6 million for the six months ended June 30, 1997.

Sales through one distributor accounted for 11.4% and 9.8% and sales through another distributor accounted for 5.7% and 9.3% of the Company's total revenue for the three months ended June 30, 1997 and 1996, respectively. Sales through one distributor accounted for 13.5% and 14.9% and sales through another distributor accounted for 5.2% and 10.7% of the Company's total revenue for the six months ended June 30, 1997 and 1996, respectively. Sales to one customer accounted for 28.3 % of total revenue for the three months ended June 30, 1997 and 15.6% of total revenue for the six months ended June 30, 1997. Sales to two additional customers accounted for 12.0% and 10.7%, respectively, of the Company's total revenue for the three months ended June 30, 1996. No single customer accounted for more than 10% of the Company's total revenue for the six months ended June 30, 1996.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's SLDA and Design to Test products. Product licenses revenue increased by 53% from $3.6 million for the three months ended

June 30, 1996 to $5.6 million for the three months ended June 30, 1997, and increased by 45.5% from $7.2 million for the six months ended June 30, 1996 to $10.5 million for the six months ended June 30, 1997. Revenue from SLDA and Design to Test products accounted for 82.8% and 17.2% of product licenses revenue for the three months ended June 30, 1997 and June 30, 1996, respectively, and 71.0% and 29.0%, of product licenses revenue for the six months ended June 30, 1997 and June 30, 1996, respectively. Revenue from SLDA and Design to Test products accounted for 80.4% and 19.6%, respectively, of product licenses revenue for the six months ended June 30, 1997 and 70.9% and 29.1%, respectively, of product licenses revenue for the six months ended June 30, 1996. Because of the addition of SLDA functionality to Visual Testbench version 2.0, beginning with the release of version 2.0 in December 1996, the Company recognizes revenue from Visual Testbench products as SLDA revenue instead of Design to Test revenue.

SLDA revenue increased 78.3 % from $2.6 million for the three months ended June 30, 1996 to $4.6 million for the three months ended June 30, 1997. SLDA revenue increased 64.9% from $5.1 million for the six months ended June 30, 1996 to $8.4 million for the three months ended June 30, 1997. The increase in SLDA revenue for the three months ended June 30, 1997, over the same period in 1996 was primarily attributable to sales of Visual interface licenses to a single customer and the increase in revenue for the six months ended June 30, 1997 was primarily attributable to revenue from the TriQuest product portfolio that was not shipping in the comparable period in 1996 and sales to the single customer. Significant sales to the single customer are expected to continue over the next ten quarters pursuant to contractual arrangements with that customer.

Design to Test revenue decreased slightly from $1.1 million for the three months ended June 30, 1996 to $1.0 million for the three months ended June 30, 1997 and remained stable at $2.1 million for the six months ended June 30, 1997 and 1996. This decrease was anticipated as a result of entering into a definitive agreement on May 19, 1997 to sell substantially all of the assets used in the business of developing and marketing the TDS Products.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's SLDA and Design to Test products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 45.1% from $977,000 for the three months ended June 30, 1996 to $1.4 million for the three months ended June 30, 1997. Maintenance and services revenue increased 53.0% from $1.9 million for the six months ended June 30, 1996 to $2.9 million for the six months ended June 30, 1997. The increase was primarily attributable to an increase in maintenance revenue related to growth in the installed base of SLDA customers over the last year, net of a slight decrease in Design to Test maintenance revenue. Design to Test maintenance and services revenue was $695,000 and $710,000 for the three months ended June 30, 1997 and 1996, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 1997 and 1996, respectively.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. For the three months ended June 30, 1997 and 1996, respectively, other revenue was comprised of $125,000 and $142,000 of distribution rights fees. For the six months ended June 30, 1997 and 1996, respectively, other revenue was comprised of $267,000 and $284,000 of distribution rights fees. In May 1997 a distribution agreement expired; the distribution rights fees paid at the inception of the agreement and amortized to revenue at $50,000 each quarter over the agreement period will no longer be a source of other revenue. Total other revenue relating to the TDS product line amounted to $42,000 and $50,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. No material costs were associated with other revenue for the three months and six months ended June 30, 1997 and 1996.


COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. The cost of product license revenue increased from $146,000 for the three months ended June 30, 1996 to $164,000 for the three months ended June 30, 1997 and from $278,000 for the six months ended June 30, 1996 to $349,000 for the six months ended June 30, 1997. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 3.1% of product license revenue to 2.3% of product license revenue for the three months ended June 30, 1996 and 1997, respectively, and also decreased from 3.0% to 2.6% of product license revenue for the six month ended June 30, 1996 and 1997, respectively. The decrease in the cost of product license revenue as a percent of revenue for the three months and six months ended June 30, 1997 over the same periods in 1996 was due primarily to a varying product mix during the periods.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 29.4% from $109,000 for the three months ended June 30, 1996 to $141,000 for the three months ended June 30, 1997 and increased 18.5% from $211,000 for the six months ended June 30, 1996 to $250,000 for the six months ended June 30, 1997. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 2.3% for the three months ended June 30, 1996 to 2.0% for the three months ended June 30, 1996 and decreased from 2.3% for the six months ended June 30, 1996 to 1.8% for the six months ended June 30, 1997. Additionally, the Company operated below forecasted staffing levels during the first half of 1997, but anticipates increasing headcount during the second half of 1997.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 14.6% from $1.4 million for the three months ended June 30, 1996 to $1.7 million for the three months ended June 30, 1997. Research and development expenses increased 8.1% from $2.9 million for the six months ended June 30, 1996 to $3.1 million for the six months ended June 30, 1997. As a percentage of total revenue, research and development expenses decreased from 30.3% for the three months ended June 30, 1996 to 23.3% for the three months ended June 30, 1997 and also decreased as a percentage of revenue from 30.5% for the six months ended June 30, 1996 to 22.7% for the six months ended June 30, 1997 due to the increase in total revenue for 1997. The Company believes that significant investment in research and development is required to remain competitive in its markets.

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

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 18.0% from $2.2 million for the three months ended June 30, 1996 to $2.6 million for the three months ended June 30, 1997 and increased 15.5% from $4.4 million for the six months ended June 30, 1996 to $5.1 million for the six months ended June 30, 1997. The increase was attributable to the addition of ten sales and marketing personnel and the related increased commissions and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased from 45.7% for the three months ended June 30, 1996 to 36.1% for the three months ended June 30, 1997 and decreased from 47.0% for the six months ended June 30, 1996 to 37.4% for the six months ended June 30, 1997. The percentage decrease was attributable to the increase in total revenue for 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 5.8% from $830,000 for the three months ended June 30, 1996 to $878,000 for the three months ended June 30, 1997 and increased 33.1% from $1.5 million for the six months ended June 30, 1996 to $2.1 million for the six months ended June 30, 1997, which includes a $379,000 one-time charge for costs associated with the acquisition of TriQuest. Excluding this one-time charge, expenses increased by $132,000 (8.5%) for the six months ended June 30, 1997 as compared to the same period in the prior year. As a percentage of total revenue, excluding the one time charge for costs associated with the acquisition of TriQuest, general and administrative expenses decreased from 17.4% for the three months ended June 30, 1996 to 12.3% for the three months ended June 30, 1997 and decreased from 16.5% for the six months ended June 30, 1996 to 12.3% for the six months ended June 30, 1997. The decrease as a percentage of total revenue was attributable to the increase in total revenue in 1997. The sale of the TDS product line is not expected to significantly affect general and administrative expense. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations, including acquired operations, and the additional costs associated with being a public company.(2)

INTEREST EXPENSE

Interest expense decreased from $9,000 for the three months ended June 30, 1996 to $2,000 for the three months ended June 30, 1997 and decreased from $76,000 for the six months ended June 30, 1996 to $9,000 for the six months ended June 30, 1997 due to decreased borrowings under the Company's bank line of credit, long term debt and capital leases obligations.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of earnings and losses of Summit Design Asia and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $7,000 for the three months ended June 30, 1996 and $231,000 for the three months ended June 30, 1997 and $22,000 for the six months ended June 30, 1996 and $449,000 for the six months ended June 30, 1997. The increase in other income was primarily due to increased interest earned on the Company's cash holdings.

INCOME TAX PROVISION

The income tax provision decreased from $176,000 for the three months ended June 30, 1996 to $80,000 for the three months ended June 30, 1997 and decreased from $209,000 for the six months ended June 30, 1996 to $180,000 for the six months ended June 30, 1997. The decrease was primarily attributable to the Company, as of June 1996, no longer being required to pay Japanese withholding tax of approximately 10% on its Japanese sales. The provision for the three months and six months ended June 30, 1997 is comprised primarily of Federal alternative minimum tax and Israeli income taxes. The Company's regular Federal tax liability is fully offset by the utilization of net operating loss carryforwards. The Federal alternative minimum tax results from the limitation on the use of net operating loss carryforwards for alternative minimum tax purposes.

----------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering in October 1996, raising $16.2 million, net of offering expenses. Prior to the IPO, the Company had financed its operations primarily through the private placement of approximately $15.4 million of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of June 30, 1997, the Company had approximately $22.0 million in cash and cash equivalents and a $1.0 million bank line of credit with United States National Bank of Oregon ("the Bank"). The line of credit expires on April 30, 1998. Borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible

----------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

assets, including its intellectual property rights. As of June 30, 1997, the Company had no borrowings outstanding under this line of credit.

The Company is obligated to lend up to $2.5 million to an independent software development company pursuant to a secured loan agreement entered in July 1997. Borrowings under the agreement bear interest at prime rate plus 2%.

As of June 30, 1997, the Company had working capital of approximately $19.9 million.

Net cash generated by operating activities was approximately $3.2 million and $3.5 million for the six months ended June 30, 1997 and 1996, respectively. Cash generated by operating activities resulted primarily from profitable operations for the six months ended June 30, 1997, and from the significantly improved collection of accounts receivable and an increase in deferred revenues for the six months ended June 30, 1996.

Net cash used in investing activities was approximately $1.2 million and $495,000 for the six months ended June 30, 1997 and 1996, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment in 1997 and 1996, $425,000 of loans to employees in 1997 and a $100,000 investment in a joint venture in 1996.

Net cash provided by financing activities for the six months ended June 30, 1997,was approximately $184,000. Approximately $305,000 was provided by the issuance of common stock, while approximately $121,000 was used for repayment of debt and capital lease obligations. Net cash used in financing activities for the six months ended June 30, 1996, was approximately $263,000 which resulted from approximately $1.4 million of cash used for repayment of short term borrowings, long-term debt and capital lease obligations off set by $54,000 of cash provided by proceeds from long-term debt and approximately $1.1 million of cash provided from the issuance of Summit common and TriQuest preferred stock.

The Company presently believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will satisfy the Company's anticipated working capital and other cash requirements for at least the next 12 months.(2)

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

HISTORY OF OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS

While the Company has generated net income on an annual basis in 1996 and the first two quarters of 1997, there can be no assurance that the Company will be profitable in the future. In addition, the Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal factors, rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

The Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the latter part of the month. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, financial condition and

----------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on this page for a discussion of factors that could affect future performance.

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

PRODUCT CONCENTRATION; UNCERTAINTY OF MARKET ACCEPTANCE OF SLDA

The Company's revenue is predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. Effective July 1, 1997, as a result of the Asset Sale, TDS products will cease to be a source of such revenue. The Company believes that Visual HDL products will continue to account for substantially all of its revenue in the future. As a result, factors adversely affecting sales of these products, including increased competition, inability to successfully introduce enhanced or improved versions of these products, product quality issues and technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's future success depends primarily upon the market acceptance of its existing and future SLDA products. The Company commercially shipped its first SLDA product, Visual HDL for VHDL, in the first quarter of 1994. For the three months and the six months ended June 30, 1997 and for the years ended December 31, 1996, 1995 and 1994, respectively, revenue from SLDA products and related maintenance contracts represented 76.5%, 74.1%, 60.9%, 43.6% and 34.8%, respectively, of the Company's total revenue. The Company's SLDA products incorporate certain unique design methodologies and thus represent a departure from industry standards for design creation and verification. The Company believes that broad market acceptance of its SLDA products will depend on several factors, including the ability to significantly enhance design productivity, ease of use, interoperability with existing EDA tools, price and the customer's assessment of the Company's financial resources and its technical, managerial, service and support expertise. The Company also depends on its distributors to assist the Company in gaining market acceptance of its products. There can be no assurance that sufficient priority will be given by the Company's distributors to marketing the Company's products or whether such distributors will continue to offer the Company's products. There can be no assurance that the Company's SLDA products will achieve broad market acceptance. A decline in the demand for, or the failure to achieve broad market acceptance of, the Company's SLDA products will have a material adverse effect on the Company's business, financial condition and results of operations.

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

Traditionally, EDA customers have been risk averse in accepting new design methodologies. Because many of Summit's tools embody new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge to the Company and makes the introduction and acceptance of new products unpredictable. The Company's newest product, Visual Testbench, introduced in the fourth quarter of 1995, provides a new methodology and requires a change in the traditional design flow for creating IC test programs. The Company anticipates a lengthy period of test marketing for the Visual Testbench product. Accordingly, the Company cannot predict the extent, if any, to which it will realize revenue from Visual Testbench in excess of the revenue expected to be received pursuant to an OEM agreement entered into in July 1997. The failure of Visual Testbench to achieve market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

The EDA industry is highly competitive and the Company expects competition to increase as other EDA companies introduce SLDA products. In the SLDA market, the Company principally competes with Mentor Graphics and a number of smaller firms. Indirectly, the Company also competes with other firms that offer alternatives to SLDA and could potentially offer more directly competitive products in the future. Certain of these companies have significantly greater financial, technical and marketing resources and larger installed customer bases than the Company. Some of the Company's current and future competitors offer a more complete range of EDA products and may distribute products that directly compete with the Company's SLDA products by bundling such products with their core product line. In addition, the Company's products perform a variety of functions, certain of which are, and in the future may be, offered as separate products or discrete point solutions by the Company's existing and future competitors. For example, certain companies currently offer design entry products without simulators. There can be no assurance that such competition will not cause the Company to offer point solutions instead of, or in addition to, the Company's current software products. Such point solutions would be priced lower than the Company's current product offerings and could cause the Company's average selling prices to decrease, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company competes on the basis of certain factors including product capabilities, product performance, price, support of industry standards, ease of use, first to market and customer technical support and service. The Company believes that it competes favorably overall with respect to these factors. However, in particular cases, the Company's competitors may offer SLDA products with functionality which is sought by the Company's prospective customers and which differs from that offered by the Company. In addition, certain competitors may achieve a marketing advantage by establishing formal alliances with other EDA vendors. Further, the EDA industry in general has experienced significant consolidation in recent years, and the acquisition of one of the Company's competitors by a larger, more established EDA vendor could create a more significant competitor. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company's current and future competitors will not be able to develop products comparable or superior to those developed by the Company or to adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 43%, 49%, 46%, 42% and 38% of the Company's revenue for the six months ended June 30, 1997 and 1996 and for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made through distributors. The Company has also entered into a joint venture with Anam pursuant to which the joint venture corporation (Summit Design Korea, Inc. ("Summit Asia")) sells, distributes and supports all of the Company's products in the Asia-Pacific region, excluding Japan. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. During the first quarter of 1997, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support Summit's Visual Testbench products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its SLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. For the year ended December 31, 1996 and six months ended June 30, 1997, all sales of the Company's products in the Asia-Pacific region were through Summit Asia, ATE and Seiko. There can be no assurance the relationships with Summit Asia, ATE and Seiko will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships. The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Summit Asia, ATE and Seiko, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

MANAGEMENT OF GROWTH AND ACQUISITIONS

Summit's ability to achieve significant growth will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage current and future employees. Summit expects any such growth will place a significant strain on its operational resources and systems. Failure effectively to manage any such growth would have a material adverse effect on Summit's business, financial condition and results of operations.

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

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary has obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of June 30, 1997, the Company was obligated to pay back approximately $232,000 and $470,000 for the 1993 and 1995 grants, respectively. Such obligations are collateralized by all tangible and intangible assets of the Israeli subsidiary. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company also received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of JUNE 30, 1997, approximately $364,000 was outstanding under the grant.

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


PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The following matters were submitted to the stockholders at the Company's Annual Meeting of Stockholders held on May 28, 1997. Each of these matters was approved by a majority of the shares present at the meeting.

    1. The election of a Class I director to serve for a term of one year, the election of two Class II directors to serve for a term of two years and the election of two Class III directors to serve for a term of three years:

                                 VOTES FOR               VOTES WITHHELD
                                 ---------               --------------

   CLASS I DIRECTOR

Steven P. Erwin                  10,531,425                    9,824


   CLASS II DIRECTORS

William V. Botts                 10,478,981                   62,268

Barbara M. Karmel                10,480,481                   60,678


   CLASS III DIRECTORS

Amihai Ben-David                 10,531,425                    9,824

Larry J. Gerhard                 10,529,925                   11,324


    2. The ratification of the appointment of Coopers & Lybrand L.L.P. as the independent accountants for the Company for the fiscal year ending December 31, 1997:


      VOTES FOR             VOTES AGAINST                ABSTENTIONS
     -----------            -------------                -----------
     10,526,386                10,233                       4,630


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

        3.2     Amended and Restated Bylaws, as amended.

        10.20+ Software OEM License Agreement between the Registrant, Test Systems Strategies, Inc. and Credence Systems Corporation dated May 19, 1997.

        10.21 Loan Agreement between the Registrant and Moshe Guy dated May 20, 1997.

        11.1    Statement of Computation of Net Income per Share.

        27      Financial Data Schedule.

        + Confidential treatment has been requested for certain portions of this exhibit.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUMMIT DESIGN, INC.


                                  By: /s/ C. ALBERT KOOB
                                     -------------------

                                          C. Albert Koob
                                          Vice President - Finance,
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)


Date: August 13, 1997

EXHIBIT INDEX


EXHIBIT 3.2     Amended and Restated Bylaws, as amended.

EXHIBIT 10.20+ Software OEM License Agreement between Registrant, Test Systems Strategies, Inc. and Credence Systems Corporation dated May 19, 1997.

EXHIBIT 10.21   Loan Agreement between registrant and Moshe Guy dated May 20,
                1997.

EXHIBIT 11.1    Statement of Computation of Net Income Per Share

EXHIBIT 27      Financial Data Schedule

+ Confidential treatment has been requested for certain portions of this exhibit.