Form 10-Q
period 1997-09-30
SUMMIT DESIGN INC
filed 1997-11-14
CIK 925072

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



-------------------------------------------------------------------------------
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________
-------------------------------------------------------------------------------

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

As of November 4, 1997, the Registrant had outstanding 14,655,899 shares of Common Stock.

                            SUMMIT DESIGN, INC.
                                   INDEX



PART I   FINANCIAL INFORMATION

Item 1  Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet as of September 30, 1997
        (unaudited) and December 31, 1996.                                    3

        Condensed Consolidated Statements of Operations for the
        three month and nine month periods ended September 30, 1997
        and 1996 (unaudited).                                                 4

        Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996 (unaudited). 5

        Notes to Condensed Consolidated Financial Statements.                 6

Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9

Item 3  Not Applicable

PART II  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds                            27

Item 6  Exhibits and Reports on Form 8-K                                     27

Item 1 and Item 3 through Item 5       Not Applicable

Signature                                                                    28

Exhibit Index                                                                29

                              SUMMIT DESIGN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                           September 30, 1997     December 31, 1996
                                           ------------------     -----------------
                                                  (Unaudited)

               ASSETS
Current assets:
  Cash and cash equivalents .............           $  17,224             $  19,772
  Accounts receivable, net ..............               5,218                 5,567
  Prepaid expenses and other ............                 519                   487
                                           ------------------     -----------------
    Total current assets ................              22,961                25,826

Furniture and equipment, net ............               2,577                 1,832
Notes receivable from related parties ...                 490                     -
Purchased technology, net ...............               1,018                     -
Intangibles, net ........................                 727                     -
Deferred taxes ..........................               1,037                   500
Deposits and other assets ...............                 496                   468
                                           ------------------     -----------------
    Total assets ........................           $  29,306             $  28,626
                                           ------------------     -----------------
                                           ------------------     -----------------

             LIABILITIES
Current liabilities:
  Long-term debt, current portion .......           $     391             $     462
  Capital lease obligation, current
  portion ...............................                  41                    65
  Accounts payable ......................               1,893                 1,454
  Accrued liabilities ...................               5,247                 2,869
  Deferred revenue ......................               5,033                 3,758
                                           ------------------     -----------------
    Total current liabilities ...........              12,605                 8,608

Long-term debt, less current portion ....                 675                   675
Capital lease obligations, less
current portion .........................                  59                    95
Deferred revenue, less current portion ..                 333                    67

                                           ------------------     -----------------
    Total liabilities ...................              13,672                 9,445
                                           ------------------     -----------------

Commitments and contingencies

        STOCKHOLDERS' EQUITY
Common stock, $.01 par value.
   Authorized 30,000 shares;  issued
   and outstanding 14,656  shares at
   September 30, 1997 and 13,873 shares
   at December 31, 1996..................                 146                   139
Additional paid-in capital ..............              50,585                33,235
Accumulated deficit .....................            (23,552)              (14,193)
Treasury stock .   939 shares at
   September 30, 1997 ...................            (11,545)                     -
                                           ------------------     -----------------
    Total stockholders' equity ..........              15,634                19,181
                                           ------------------     -----------------
    Total liabilities and
    stockholders' equity ................           $  29,306             $  28,626
                                           ------------------     -----------------
                                           ------------------     -----------------

       The accompanying notes are an integral part of the condensed consolidated financial statements

                             SUMMIT DESIGN, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                                                Three Months               Nine Months
                                                    Ended                      Ended
                                                September 30,              September 30,
                                           ---------------------     ----------------------
                                              1997        1996          1997         1996
                                           ----------   --------     ----------   ---------
Revenue:
     Product licenses.....................  $  6,430    $ 3,801       $ 16,884     $10,992
     Maintenance and services.............     1,345      1,167          4,244       3,062
     Other................................        91        141            358         425
                                           ----------   --------     ----------   ---------
          Total revenue...................     7,866      5,109         21,486      14,479

Cost of revenue:
     Product licenses.....................       184        156            533         434
     Maintenance and services.............       171        122            421         333
                                           ----------   --------     ----------   ---------
          Total cost of revenue...........       355        278            954         767
                                           ----------   --------     ----------   ---------
               Gross profit...............     7,511      4,831         20,532      13,712
                                           ----------   --------     ----------   ---------

Operating expenses:
     Research and development.............     1,611      1,453          4,698       4,310
     Sales and marketing..................     2,690      2,357          7,778       6,761
     General and administrative...........       959        785          3,014       2,329
     In-process technology................    19,937          -         19,937           -
                                           ----------   --------     ----------   ---------
          Total operating expenses........    25,197      4,595         35,427      13,400
                                           ----------   --------     ----------   ---------

Income (loss) from operations.............  (17,686)        236       (14,895)         312

Interest expense..........................       (1)       (17)           (10)        (93)
Other income, net.........................       348         27            797          49
Gain on sale of TDS product line..........     5,569          -          5,569           -
                                           ----------   --------     ----------   ---------
Income (loss) before income taxes.........  (11,770)        246        (8,539)         268
Income tax provision......................       640         34            820         243
                                           ----------   --------     ----------   ---------
Net income (loss)......................... $(12,410)    $   212       $(9,359)    $     25
                                           ----------   --------     ----------   ---------
                                           ----------   --------     ----------   ---------
Net income (loss) per share................ $ (0.87)    $  0.02       $ (0.67)    $ (0.00)
                                           ----------   --------     ----------   ---------
                                           ----------   --------     ----------   ---------
Number of shares used in per share
calculation...............................    14,250      12,959         14,039      12,608

        The accompanying notes are an integral part of the condensed consolidated financial statements

                             SUMMIT DESIGN, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           -----------------------
                                                             1997          1996
                                                           ---------     ---------
Cash flows from operating activities:
   Net income (loss).................................... $   (9,359)        $  25
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization....................        624           663
       Gain on sale of TDS product line.................     (5,569)            -
       Writeoff of acquired in-process technology.......     19,937             -
       Loss on asset disposition........................         (1)            5
       Changes in assets and liabilities:
           Accounts receivable..........................        855         1,403
           Prepaid expenses and other...................          5           (99)
           Accounts payable.............................        434           (65)
           Accrued liabilities..........................      1,742           557
           Deferred revenue.............................      1,294         1,081
           Deferred taxes...............................        537             -
           Other, net...................................        (76)          194
                                                           ---------     ---------
    Net cash provided by operating activities...........      9,349         3,764
                                                           ---------     ---------
Cash flows from investing activities:
    Additions to furniture and equipment................     (1,252)         (553)
    Acquisitons, net of cash received...................     (3,819)            -
    Proceeds from sale of TDS product line, net.........      4,643             -
    Proceeds from sale of assets........................          8             6
    Notes receivable from related parties...............       (490)            -
    Invest in Joint Venture.............................          -          (100)
                                                           ---------     ---------
       Net cash used in investing activities............       (910)         (647)
                                                           ---------     ---------
Cash flows from financing activities:
    Issuance of common stock, net of issuance costs             700           119
    Payments to acquire treasury stock..................    (11,555)            -
    Issuance of TriQuest Preferred Stock................          -           986
    Stock issuance costs................................          -           674
    Repurchase of common stock..........................          -            (2)
    Proceeds from long-term debt........................          -            73
    Short term borrowings...............................          -          (164)
    Principal payments of debt obligations..............        (71)         (347)
    Principal payments of capital lease obligations.....        (61)       (1,050)
                                                           ---------     ---------
       Net cash used in financing activities............    (10,987)       (1,059)
                                                           ---------     ---------
       Increase (decrease) in cash and cash
         equivalents....................................     (2,548)        2,058

Cash and cash equivalents, beginning of period..........     19,772           704
                                                           ---------     ---------
Cash and cash equivalents, end of period................   $ 17,224     $   2,762
                                                           ---------     ---------
                                                           ---------     ---------
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest.........................................   $     10      $     64
       Income taxes.....................................        104           188
Supplemental disclosure of non-cash investing
 and financing activities:
       Equipment acquired under capital lease...........          -            23
Acquisition, net of cash acquired:
    Net current assets, other than cash acquired........   $ (1,600)
    Furniture and equipment.............................        377
    In-process technology...............................     19,937
    Purchased technology and intangibles................      1,772
    Stock issued........................................    (16,667)
    Cash used, net of cash acquired.....................     (3,819)

        The accompanying notes are an integral part of the condensed consolidated financial statements

                              SUMMIT DESIGN, INC.
                 Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Summit Design, Inc. ("the Company") in accordance with the rules and regulations of the Securities and Exchange commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The December 31, 1996 balance sheet was derived from the audited financial statements but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1996, 1995, and 1994 included in the Company's Form 10-K filed for December 31, 1996.

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other future interim period, and the Company makes no representations related thereto.

2.  ACQUISITION OF TRIQUEST DESIGN AUTOMATION, INC.

On February 28, 1997, the Company acquired TriQuest Design Automation, Inc., a California corporation (TriQuest"). TriQuest develops hardware description language ("HDL") analysis, optimization and verification tools for the design of high performance, deep submicron integrated circuits. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of TriQuest options assumed by the Company) was 775,000 shares of common stock. The transaction was accounted for as a "pooling of interests" in accordance with generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of TriQuest as if the acquisition had occurred at the beginning of the first period presented.

The following presents the previously separate results of operations of TriQuest for the year ended December 31, 1996 and for the two months ended February 28, 1997:

                                 December 31, 1997     February 28, 1997
                                 -----------------     -----------------
                                  (In thousands, except per share data)

      Revenues                       $   151               $   199
                                     -------               -------
                                     -------               -------
      Net loss                       $ 1,425               $   143
                                     -------               -------
                                     -------               -------

3.  SALE OF TDS PRODUCT LINE

On July 11, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC") for $5 million. CSC assumed certain liabilities, including the Company's obligations under TDS maintenance contracts entered into prior to the closing. CSC also agreed to purchase $2 million of Visual interface licenses in the second quarter of 1997. TDS product license, maintenance and services and other revenue for the three months ended September 30, 1997 and 1996 were $0 and $1,758,000, respectively, and for the nine months ended September 30, 1997 and 1996 were $3,530,000 and $5,400,000, respectively, and $7,331,000 for the year ended December 31, 1996.

The Company and CSC also entered into a Software OEM License agreement ("OEM Agreement") in which CSC agreed to purchase $16 million of Visual Testbench licenses over a thirty-month period beginning July 1997 subject to specified quarterly maximums and certain additional conditions. Additionally CSC entered into an 18 month maintenance agreement beginning July 1997 for $2 million associated with the Visual Testbench product.

                              SUMMIT DESIGN, INC.
                 Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

4.  ACQUISITION OF SIMULATION TECHNOLOGIES CORP.

On September 9, 1997, the Company acquired Simulation Technologies Corp. ("SimTech"), a Minnesota Corporation. SimTech develops and distributes hardware-software co-verification, code coverage and HDL debugging software. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of SimTech options assumed by the Company) was 1,980,000 shares of Summit common stock valued at $16,667,000 and $3,875,000 in cash. The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations for the period from September 9, 1997 are included in the consolidated financial statements.
 The purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition. The fair value of tangible assets acquired and liabilities assumed were $1.3 million and $2.1 million, respectively. In addition, $19.9 million was allocated to in-process technology which had not reached technological feasibility and had no probable alternative uses, which the Company expensed as of the acquisition date. The remainder of the purchase price was allocated to Purchased technology ($1,037,000) and identifiable intangibles ($735,000), which are being amortized on a straight-line basis over three and five years respectively.

The following table reflects unaudited pro forma combined results of operations of the Company and SimTech on a basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented, excluding the effect of the one time charge of in-process technology:

                                 December 31, 1996     September 30, 1997
                                 -----------------     -----------------
                                  (In thousands, except per share data)

      Revenues                      $ 24,038              $ 25,325
                                    --------              --------
                                    --------              --------
      Net Income                    $  2,872              $  8,409
                                    --------              --------
                                    --------              --------
      Net income per common share   $   0.21              $   0.53
                                    --------              --------
                                    --------              --------
      Number of shares used in
         per share calculation        13,629                15,827
                                    --------              --------
                                    --------              --------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or at the beginning of 1997 or under the ownership and management of the Company.

In connection with this transaction the Company also repurchased 939,000 shares of Summit common stock in private transactions at an average price of $12.30 per share for an aggregate of $11,555,000 in cash.

5.  NOTE RECEIVABLE

In July 1997, the Company entered into an agreement to lend up to $2.5 million to an independent software development company pursuant to a secured loan agreement. Borrowings under this agreement bear interest at prime rate plus 2%.

6.  BALANCE SHEET COMPONENTS, (IN THOUSANDS)

                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
                                               (Unaudited)

Accounts Receivable:
  Trade receivables.......................   $   5,667          $    6,000
  Less allowance for doubtful accounts....        (449)               (433)
                                           ------------------  -----------------
                                             $   5,218          $    5,567
                                           ------------------  -----------------
                                           ------------------  -----------------
Furniture and equipment:
  Office furniture equipment.............    $       530        $      513
  Computer equipment.....................          4,401             3,124
  Leasehold improvements.................             66                41
  In-process assets......................            102                -
                                           ------------------  -----------------
                                                   5,099             3,678
Less: accumulated depreciation...........         (2,522)           (1,846)
                                           ------------------  -----------------
                                              $    2,577        $    1,832
                                           ------------------  -----------------
                                           ------------------  -----------------

                                 SUMMIT DESIGN, INC.
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)




Accrued expenses:
  Commissions payable....................     $       46         $     173
  Payroll and related benefits...........          2,314             1,610
  Accrued management relocation costs....            160                24
  Accounting and legal...................            418               301
  Federal and state income taxes payable.          1,256                18
  Sales taxes payable....................            117                96
  Other..................................            936               647
                                           ------------------  -----------------
     Total accrued expenses..............     $    5,247         $   2,869
                                           ------------------  -----------------
                                           ------------------  -----------------
Long-term debt:
  Marketing grant payable to the Israeli      $      364         $     364
    government Chief Scientist grant
    payable to the Israeli government....            702               773
                                           ------------------  -----------------
Total long-term debt.....................          1,066             1,137
Less current portion.....................           (391)             (462)
                                           ------------------  -----------------
Non current portion......................      $     675       $       675
                                           ------------------  -----------------
                                           ------------------  -----------------


7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for the Company's 1997 fiscal year. The Company's management has studied the implications of SFAS 128 and SFAS 129, and based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

In June 1997, FASB issued SFAS No. 130, "Comprehensive Income" SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has no yet determined the effect, if any, of SFAS No.131 on the consolidated financial statements.

In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition", which supersedes SOP 91-1 and is effective for transactions entered into in years beginning after December 15, 1997. Management is currently studying the implications of this Statement and does not expect adoption to have a material impact on the Company's financial condition or results of operations.

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

Prior to the Reorganization, the Company's TDS product and related maintenance revenue accounted for all of the Company's revenue. After the Reorganization, the Company's revenue has been predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. As of July 1, 1997 with the sale of the TDS product line, Design to Test products are no longer a source of revenue. With the acquisition of TriQuest Design Automation ("TriQuest") in February 1997 and Simulation Technologies Corp ("SimTech"), in September 1997,the Company has also derived revenue from verification products which include hardware-software co-verification, code coverage,and HDL debugging products as well as analysis, verification and RTL optimization tools.

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

The Company's products have a range of prices which depend on platform, HDL language, functionality and duration of license. In addition, the Company's products perform a variety of functions, certain of which are, and in the future may be, offered as separate products or discrete point solutions by the Company's existing and future competitors. For example, certain companies currently offer design entry products without simulators. There can be no assurance that such competition will not cause the Company to offer point solutions instead of, or in addition to, the Company's current software products. Such point solutions would be priced lower than the Company's current product offerings and could cause the Company's average selling prices to decrease. Accordingly, based on these and other factors, the Company expects that average selling prices for its products may continue to fluctuate in the future.

The Company has entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Asia) shall acquire exclusive rights to sell, distribute and support all of Summit's products in the Asia-Pacific region, excluding Japan. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products in Korea. The amount of revenue from sales through Summit Asia which is remitted to the Company is fixed by the joint venture agreement at a percentage which approximates the percentage applicable to sales through Anam prior to the formation of the joint venture. Excluding one-time sales of technology, sales through Anam accounted for 2.4% and 3.6% of the Company's total revenue and for 21.7% and 33.8% of the Company's revenue attributable to the Asia-Pacific region excluding Japan for the years ended December 31, 1995 and 1994, respectively. For the year ended December 31, 1996, Anam and Summit Asia together accounted for 3.8% of the Company's revenue for the nine months ended September 30, 1997. Summit Asia accounted for 3.0% of the Company's revenue.

The Company accounts for its ownership interest in Summit Asia on the equity method of accounting and, as a result, the Company's pro rata share of the earnings and losses of Summit Asia is recognized as income or losses in the Company's income statement in "Other income, net." The Company does not expect Summit Asia to recognize a profit for the foreseeable future and thus does not expect to recognize income from its investment in Summit Asia for the foreseeable future, if at all.

Approximately 24%, 51%, 37% and 51% of the Company's total revenue for the three months ended September 30, 1997 and 1996, and for the nine months ended September 30, 1997 and 1996, respectively, were attributable to sales made outside the United States. The decline in the percentage of revenue from sales made outside the United States for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily the result of domestic sales to one customer. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. (1)

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization and verification tools for the design of high performance, deep submicron integrated circuits. The transaction is being accounted for as a "pooling of interest" in accordance with generally accepted accounting principals.

-------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

Effective July 1, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC"). The increase in the Company's product licenses revenue during the last nine quarters has been primarily due to increased revenue associated with the Company's SLDA products. The Asset Sale will allow the Company to focus on the development and marketing of these products.

Substantially all of the Company's Design to Test product license revenue and related maintenance and services revenue for the year ended December 31, 1996 and the nine months ended September 30, 1997 were attributable to the TDS products. As of July 1, 1997, TDS products ceased to be a source of such revenues. CSC assumed the Company's obligations under TDS maintenance contracts entered into prior to the closing and the Company will not recognize deferred revenue associated with such contracts after June 30, 1997.

The Company maintained exclusive rights to its Visual Testbench technology and CSC agreed to purchase a minimum of $16,000,000 of Visual Testbench licenses over a thirty-month period beginning July 1997 subject to specified quarterly maximums and certain additional conditions, and $2,000,000 of maintenance over an eighteen month period beginning July 1997. At the completion of the thirty month period, under certain conditions, CSC may obtain shared ownership to the Visual Testbench for sales into the ATE marketplace.

On September 9, 1997, the Company acquired SimTech, a company that develops and distributes hardware-software co-verification, code coverage and HDL debugging software. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of SimTech options assumed by the Company) was 1,980,000 shares of Summit common stock and $3,875,000 in cash. The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations for the period from September 9, 1997 are included in the consolidated financial statements. The purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition. The fair value of tangible assets acquired and liabilities assumed were $1.3 million and $2.1 million, respectively. In addition, $19.9 million was allocated to in-process technology which had not reached technological feasibility and had no probable alternative uses, which the Company expensed as of the acquisition date. The remainder of the purchase price was allocated to Purchased technology ($1,097,000) and identifiable intangibles ($735,000), which are being amortized on a straight-line basis over three and five years respectively.

The Company's net loss per share for the three and nine months ended September 30, 1997 was $(0.87) and (0.67), respectively. Common stock equivalents are excluded from the calculation of earnings per share when the effect on earnings per share is antidilutive. Had the common stock equivalents been included in the earnings per share calculation, net loss per share for the three months and nine months ended September 30, 1997 would have been $(0.82) and $(0.63), respectively.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of revenue.

                                           Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           ------------------    ------------------
                                             1997      1996        1997      1996
                                           --------  --------    --------  --------
Revenue:
     Product licenses. . . . . . . . .       81.7 %    74.4 %      78.6 %    75.9 %
     Maintenance and services. . . . .       17.1      22.8        19.8      21.2
     Other . . . . . . . . . . . . . .        1.2       2.8         1.6       2.9
                                           --------  --------    --------  --------
         Total revenue . . . . . . . .      100.0     100.0       100.0     100.0
Cost of revenue:
     Product licenses. . . . . . . . .        2.3       3.1         2.5       3.0
     Maintenance and services. . . . .        2.2       2.4         2.0       2.3
                                           --------  --------    --------  --------
         Total Cost of revenue . . . .        4.5       5.5         4.5       5.3
                                           --------  --------    --------  --------
         Gross profit. . . . . . . . .       95.5      94.5        95.5      94.7
Operating expenses:
     Research and development. . . . .       20.5      28.5        21.9      29.8
     Sales and marketing . . . . . . .       34.2      46.1        36.2      46.7
     General and administrative (a). .       12.2      15.3        14.0      16.1
     In-process technology . . . . . .      253.4       -          92.8       -
                                           --------  --------    --------  --------
         Total operating expenses. . .      320.3      89.9       164.9      92.6
                                           --------  --------    --------  --------
Income-from operations . . . . . . . .     (224.8)      4.6       (69.4)      2.1
Other income (expense), net. . . . . .       75.2       0.2        29.6      (0.2)
                                           --------  --------    --------  --------
Income (loss) before income taxes. . .     (149.6)      4.8       (39.8)      1.9
Income tax provision . . . . . . . . .        8.2       0.7         3.8       1.7
                                           --------  --------    --------  --------
Net income (loss) . . . . . .. . . . .     (157.8) %    4.1 %     (43.6) %    0.2 %
                                           --------  --------    --------  --------
                                           --------  --------    --------  --------

(a) General and administrative expenses for the nine months ended September 30, 1997 include a one-time charge of $379,000 (1.8% of revenue) for costs relating to the acquisition of TriQuest.

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 54% from $5.1 million for the three months ended September 30, 1996 to $7.9 million for the three months ended September 30, 1997 and total revenue increased by 48.4% from $14.5 million for the nine months ended September 30, 1996 to $21.5 million for the nine months ended September 30, 1997.

Sales through one distributor accounted for 12.3% and 13.5% of the Company's total revenue for the three months ended September 30, 1997 and 1996, respectively. Sales through one distributor accounted for 12.9% and 15.5% of the Company's total revenue for the nine months ended September 30, 1997 and 1996, respectively. Sales to one customer accounted for 41.4 % of total revenue for the three months ended September 30, 1997 and 25% of total
revenue for the nine months ended September 30, 1997.   No single customer
accounted for more than 10% of the Company's total revenue for the three months and nine months ended September 30, 1996.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's SLDA Design and Verification products and additionally, from Design to Test products through June 30, 1997. Product licenses revenue increased by 69.2% from $3.8 million for the three months ended September 30, 1996 to $6.4 million for the three months ended September 30, 1997, and increased by 53.6% from $11.0 million for the nine months ended September 30, 1996 to $16.9 million for the nine months ended September 30, 1997.

Because of the addition of SLDA functionality to Visual Testbench beginning with the release of Version 2.0 in December 1996, the Company recognizes revenue from Visual Testbench products as SLDA revenue instead of Design to Test revenue.

SLDA revenue increased 135% from $3.4 million for the three months ended September 30, 1996 to $7.9 million for the three months ended September 30, 1997. SLDA revenue increased 98% from $9.1 million for the nine months ended September 30, 1996 to $18.0 million for the nine months ended September 30, 1997. The increase in SLDA revenue for the three months and nine months ended September 30, 1997 over the same period in 1996 was primarily attributable to sales to a single customer and to revenue from the Verification product portfolio that was not shipping in the comparable period in 1996. Significant sales to the single customer are expected to continue over the next nine quarters pursuant to contractual arrangements with that customer.

As a result of the sale of all of the assets used in the business of developing and marketing the TDS Products effective July 1, 1997, there were no Design to Test revenues for the three months ended September 30, 1997 as compared to $1 million for the three months ended September 30, 1996.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 15.3% from $1.17 million for the three months ended September 30, 1996 to $1.35 million for the three months ended September 30, 1997. Maintenance and services revenue increased 38.6% from $3.1 million for the nine months ended September 30, 1996 to $4.2 million for the nine months ended September 30, 1997.

The increase in maintenance and services revenue for the three months ended September 30, 1997 over the same period in 1996, was comprised of $940,000 attributable to additional maintenance revenue related to growth in the installed base of SLDA customers over the previous year, less $761,000 of Design to Test maintenance revenue for the three months ended September 30, 1996 for which there was no revenue in the comparable period in 1997 as a result of the sale of the TDS product line.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. For the three months ended September 30, 1997 and 1996, respectively, other revenue was comprised of $91,000 and $141,000 of distribution rights fees. For the nine months ended September 30, 1997 and 1996, respectively, other revenue was comprised of $358,000 and $425,000 of distribution rights fees. In May 1997 a distribution agreement expired; and, as a result, the distribution rights fees paid at the inception of the agreement and amortized to revenue at $50,000 each quarter over the agreement period will no longer be a source of other revenue. Total other revenue relating to the TDS product line amounted to $42,000 and $75,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. No material costs were associated with other revenue for the three months and nine months ended September 30, 1997 and 1996.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. The cost of product license revenue increased from $156,000 for the three months ended September 30, 1996 to $184,000 for the three months ended September 30, 1997 and increased from $434,000 for the nine months ended September 30, 1996 to $533,000 for the nine months ended September 30, 1997. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 4.1% of product license revenue to 2.8% of product license revenue for the three months ended September 30, 1996 and 1997, respectively, and also decreased from 3.9% to 3.2% of product license revenue for the nine months ended September 30, 1996 and 1997, respectively. The decrease in the cost of product license revenue as a percent of product license revenue for the three months and nine months ended September 30, 1997 over the same periods in 1996 was due primarily to spreading fixed costs over increased revenues and cost savings from delivering verification products electronically.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 40.2% from $122,000 for the three months ended September 30, 1996 to $171,000 for the three months ended September 30, 1997 and increased 26.4% from $333,000 for the nine months ended September 30, 1996 to $421,000 for the nine months ended September 30, 1997. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue increased from 10.5% for the three months ended September 30, 1996 to 12.7% for the three months ended September 30, 1997 and decreased from 10.9% for the nine months ended September 30, 1996 to 9.9% for the nine months ended September 30, 1997. The decrease in the cost of maintenance and services revenue as a percent of revenue for the nine months ended September 30, 1997 over the same period in 1996 was primarily the result of the Company operating below forecasted staffing levels during the first half of 1997. The Company has increased headcount during the third quarter of 1997.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 10.9% from $1.5 million for the three months ended September 30, 1996 to $1.6 million for the three months ended September 30, 1997. Research and development expenses increased 9% from $4.3 million for the nine months ended September 30, 1996 to $4.7 million for the nine months ended September 30, 1997. As a percentage of total revenue, research and development expenses decreased from 28.4% for the three months ended September 30, 1996 to 20.5% for the three months ended September 30, 1997 and also decreased as a percentage of revenue from 29.8% for the nine months ended September 30, 1996 to 21.9% for the nine months ended September 30, 1997. During the three months ended September 30, 1997, in connection with the sale of the TDS product line on July 1, 1997, the Company's research and development staff decreased by 15 engineers. With the acquisition of SimTech on September 9, 1997 the Company added 28 engineers. Additionally, the Company hired 18 new engineers during the third quarter of 1997. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets.

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

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 14.1% from $2.4 million for the three months ended September 30, 1996 to $2.7 million for the three months ended September 30, 1997 and increased 15% from $6.8 million for the nine months ended September 30, 1996 to $7.8 million for the nine months ended September 30, 1997. The increase for the nine months ended September 30, 1997 over the same period in 1996 was attributable to the addition of ten sales and marketing personnel and the related increased commissions and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased from 46.1% for the three months ended September 30, 1996 to 34.2% for the three months ended September 30, 1997 and decreased from 46.7% for the nine months ended September 30, 1996 to 36.2% for the nine months ended September 30, 1997. The decrease as a percentage of revenue was primarily attributable to the increase in total revenue for 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 22.2% from $785,000 for the three months ended September 30, 1996 to $959,000 for the three months ended September 30, 1997 and increased 29.4% from $2.3 million for the nine months ended September 30, 1996 to $3.0 million for the nine months ended September 30, 1997, which includes a $379,000 one-time charge for costs associated with the acquisition of TriQuest. Excluding this one-time charge, general and administrative expenses increased by $306,000 (13.1%) for the nine months ended September 30, 1997 as compared to the same period in the prior year. As a percentage of total revenue, excluding the one time charge for costs associated with the acquisition of TriQuest, general and administrative expenses decreased from 15.4% for the three months ended September 30, 1996 to 12.2% for the three months ended September 30, 1997 and decreased from 16.1% for the nine months ended September 30, 1996 to 12.3% for the nine months ended September 30, 1997. The decrease as a percentage of total revenue was attributable to the increase in total revenue in 1997. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations, including acquired operations, and the additional costs associated with being a public company.(2)

ACQUIRED IN-PROCESS TECHNOLOGY

For the three months ended September 30, 1997, $19.9 million of the purchase price for the acquisition of Simulation Technologies, Corp. ($22.1 million) was allocated to in-process technology and accordingly, was expensed as of the acquisition date (September 9, 1997). The amount allocated to the in-process technology represented the estimated fair value determined based upon known valuation techniques in the high technology industry. The technological feasibility of in-process technology had not been established and had no alternative future use at the time of the acquisition.

-------------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

INTEREST EXPENSE

Interest expense decreased from $17,000 for the three months ended September 30, 1996 to $1,000 for the three months ended September 30, 1997 and decreased from $93,000 for the nine months ended September 30, 1996 to $10,000 for the nine months ended September 30, 1997 due to decreased borrowings under the Company's bank line of credit, long term debt and capital leases obligations.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of Summit Design Asia and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $27,000 for the three months ended September 30, 1996 and $348,000 for the three months ended September 30, 1997 and $49,000 for the nine months ended September 30, 1996 and $797,000 for the nine months ended September 30, 1997. The increase in other income was primarily due to increased interest earned on the Company's cash holdings.

GAIN ON SALE OF TDS PRODUCT LINE

On July 11, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products to CSC for $5 million. CSC assumed certain liabilities, including the Company's obligations under TDS maintenance contracts entered into prior to the closing. The Company has recorded a gain on the sale of $5,569,000.

INCOME TAX PROVISION

The income tax provision increased from $34,000 for the three months ended September 30, 1996 to $640,000 for the three months ended September 30, 1997 and increased from $243,000 for the nine months ended September 30, 1996 to $820,000 for the nine months ended September 30, 1997. The Company utilized substantially all of its U.S. Federal and State net operating loss carryforwards to offset a considerable portion of U.S. taxable income for the nine months ending September 30, 1997. The provision of $820,000 for the nine months ended September 30, 1997 is comprised of $1,357,000 of Federal, State and foreign taxes payable, less $537,000 of deferred tax benefit recognized for research and development credits and alternative minimum tax credits. The provision for the nine months ended September 30, 1996 is comprised primarily of Japanese withholding tax on sales in Japan through June 1996 and alternative minimum tax.

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

The Company's future effective tax rate depends in part on the availability of United States and Israeli net operating loss ("NOLs") and credit carryforwards. As of December 31, 1996, the Company had recorded U.S. federal and state NOLs of approximately $9.0 million and $5.6 million, respectively and Israeli NOLs of approximately $4.7 million. In addition the Company has $1 million in credit carry forwards for U.S. tax purposes as of December 31, 1996. Neither the United States nor the Israeli taxing authorities have verified the accuracy or availability of the Company's NOLs and credit carryforward amounts. However, as a result of the Asset Sale and the Company's current taxable income in the United States for the nine months ended September 30, 1997, the Company expects to utilize substantially all of the U.S. NOLs to offset current taxable income during 1997.(1)

In addition to its NOLs and credit carryforwards, the Company is currently scheduled to receive tax benefits over the next several years under a tax holiday in Israel. The Company's existing Israeli production facility has been granted "Approved Enterprise" status under the Israeli Investment Law, which entitles the Company to reductions in the tax rate normally applicable to Israeli companies with respect to the income generated by its "Approved Enterprise" programs. In particular, the tax holiday covers the seven-year period beginning the first year in which Summit Design (EDA) Ltd. generates taxable income from its "Approved Enterprise"

------------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

(after using any available NOLs), provided that such benefits will terminate in 2006 regardless of whether the seven-year period has expired. The tax holiday provides that, during such seven-year period, a portion of the Company's taxable income from its Israeli operations will be taxed at favorable tax rates. The termination or reduction of the Company's Israeli tax benefits would have a material adverse effect on the Company's overall actual effective tax rate. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. There can be no assurance that the Company will be granted any approvals and therefore there can be no assurance the Company will continue to receive favorable tax status in Israel.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering in October 1996, raising $16.2 million, net of offering expenses. Prior to the IPO, the Company had financed its operations primarily through the private placement of approximately $15.4 million of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of September 30, 1997, the Company had approximately $17.2 million in cash and cash equivalents and a $1.0 million bank line of credit with United States National Bank of Oregon ("the Bank"). The line of credit expires on April 30, 1998. Borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible assets, including its intellectual property rights. As of September 30, 1997, the Company had no borrowings outstanding under this line of credit.

The Company is obligated to lend up to $2,500,000 to an independent software development company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime rate plus 2%.

As of September 30, 1997, the Company had working capital of approximately $10.3 million.

Net cash generated by operating activities was approximately $9.3 million and $3.8 million for the nine months ended September 30, 1997 and 1996, respectively. Cash generated by operating activities resulted primarily from profitable operations plus the increase in accounts payable, accrued liabilities and deferred revenue and a decrease in accounts receivable for the nine months ended September 30, 1997. Cash generated from operating activities for the nine months ended September 30, 1996 resulted primarily from the significant collection of accounts receivable and an increase in deferred revenue.

Net cash used in investing activities was approximately $910,000 and $647,000 for the nine months ended September 30, 1997 and 1996, respectively. Net cash used in investing activities for the nine months ended September 30, 1997 was related primarily to the acquisition of Simulation Technologies, Corp. in September 1997, the purchase of furniture and equipment and loans to related parties less the cash provided from the sale of the TDS product line. Net cash used in investing activaities for the nine months ended September 30, 1996 related to the acquisition of furniture and equipment and a $100,000 investment in a Joint Venture.

Net cash used in financing activities for the nine months ended September 30, 1997,was approximately $11.0 million. Approximately $ 11.6 million was used to purchase treasury stock and $100,000 was used for repayment of long-term debt and capital lease obligations; $700,000 was provided by the issuance of common stock. Net cash used in financing activities for the nine months ended September 30, 1996, was approximately $1.1 million. For the nine months ended September 30, 1996 approximately $1.6 million of cash was used for repayment of short term borrowings, long-term debt and capital lease obligations which was off set by $73,000 of cash provided by proceeds from long-term debt and approximately $1.1 million of cash provided from the issuance of Summit common and TriQuest preferred stock less IPO issuance costs of $674,000.

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

HISTORY OF OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS

While the Company has generated net income in prior quarters, there can be no assurance that the Company will be profitable in the future. In addition, the Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal factors, rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

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

------------------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on this page for a discussion of factors that could affect future performance.

PRODUCT CONCENTRATION; UNCERTAINTY OF MARKET ACCEPTANCE OF SLDA

Prior to July 1997, the Company's revenue was predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. Effective July 1, 1997, as a result of the Asset Sale, TDS products ceased to be a source of revenue. With the acquisition of TriQuest in February 1997 and SimTech in September 1997, the Company also derives revenue from verification products which include hardware-software co-verification, code coverage,and HDL debugging products as well as analysis, verification and RTL optimization tools.

The Company believes that SLDA products will continue to account for a substantially all of its revenue in the future. As a result, factors adversely affecting sales of these products, including increased competition, inability to successfully introduce enhanced or improved versions of these products, product quality issues and technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's future success depends primarily upon the market acceptance of its existing and future SLDA products. The Company commercially shipped its first SLDA product, Visual HDL for VHDL, in the first quarter of 1994. For the three months and the nine months ended September 30, 1997 and for the years ended December 31, 1996, 1995 and 1994, respectively, revenue from SLDA products and related maintenance contracts represented 100%, 83.6%, 60.9%, 43.6% and 34.8%, respectively, of the Company's total revenue. The Company's SLDA products incorporate certain unique design methodologies and thus represent a departure from industry standards for design creation and verification. The Company believes that broad market acceptance of its SLDA products will depend on several factors, including the ability to significantly enhance design productivity, ease of use, interoperability with existing EDA tools, price and the customer's assessment of the Company's financial resources and its technical, managerial, service and support expertise. The Company also depends on its distributors to assist the Company in gaining market acceptance of its products. There can be no assurance that sufficient priority will be given by the Company's distributors to marketing the Company's products or whether such distributors will continue to offer the Company's products. There can be no assurance that the Company's SLDA products will achieve broad market acceptance. A decline in the demand for, or the failure to achieve broad market acceptance of, the Company's SLDA products will have a material adverse effect on the Company's business, financial condition and results of operations.

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

Traditionally, EDA customers have been risk averse in accepting new design methodologies. Because many of Summit's tools embody new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge to the Company and makes the introduction and acceptance of new products unpredictable. The Company's Visual Testbench product, introduced in the fourth quarter of 1995, provides a new methodology and requires a change in the traditional design flow for creating IC test programs. The Company anticipates a lengthy period of test marketing for the Visual Testbench product. Accordingly, the Company cannot predict the extent, if any, to which it will realize revenue from Visual Testbench in excess of the revenue expected to be received pursuant to an OEM agreement entered into in July 1997.

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

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 34%, 48%, 46%, 42% and 38% of the Company's revenue for the nine months ended September 30, 1997 and 1996 and for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made through distributors. The Company has also entered into a joint venture with Anam pursuant to which the joint venture corporation (Summit Design Korea, Inc. ("Summit Asia")) shall acquire exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. During the first quarter of 1997, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support Summit's Visual Testbench products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its SLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. In March 1997, the Company entered into a three-year distribution agreement with Kanematsu USA Inc. to which Kanematsu was granted exclusive distribution rights to see, distribute and support certain verification products in Japan. For the year ended December 31, 1996 and nine months ended September 30, 1997, all sales of the Company's products in the Asia-Pacific region were through Seiko, Summit Asia, ATE and Kanematsu. There can be no assurance the relationships with Seiko, Summit Asia, ATE and Kanematsu will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships. The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Seiko, Summit Asia, ATE and Kanematsu, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL SALES AND OPERATIONS

Approximately 24%, 37%, 50%, 52% and 39% of the Company's revenue for the three months and nine months ended September 30, 1997 and the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to sales made outside the United States. The decline in the percent of revenue from sales made outside the United States for the three and nine months ended September 30, 1997 is related primarily to domestic sales to one customer. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition and results of operations.

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

On February 28, 1997, Summit completed its acquisition of TriQuest and on September 9, 1997, Summit completed its acquisition of SimTech. As a result of these acquisitions, Summit's operating expenses are expected to increase. There can be no assurance that the integration of TriQuest's and SimTech's business can be successfully completed in a timely fashion, or at all, or that the revenues from TriQuest and SimTech will be sufficient to support the costs associated with the acquired businesses, without adversely affecting Summit's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on Summit's business and results of operations. In addition, Summit regularly evaluates acquisition opportunities. Future acquisitions by Summit could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse effect on Summit's results of operations.

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

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary has obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of September 30, 1997, the Company was obligated to pay back approximately $232,000 and $470,000 for the 1993 and 1995 grants, respectively. Such obligations are collateralized by all tangible and intangible assets of the Israeli subsidiary. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company also received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of September 30, 1997, approximately $364,000 was outstanding under the grant.

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

The Company provides its SLDA products to end-users primarily under "shrink-wrap" license agreements included within the packaged software. In addition, the Company delivers certain of its verification products electronically under an electronic version of a "shrink-wrap" license agreement. These "shrink-wrap" license agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

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

PART II

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         (c) In July and September 1997, the Company issued and sold 4,780 and 25,671 shares of the Company's Common Stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at prices of $0.33 and $1.95, respectively upon exercise of stock options. In September 1997, in connection with the Company's acquisition of SimTech, the Company issued 1,256,777 shares of the Company's Common Stock to the existing shareholders of SimTech in exchange for outstanding shares of capital stock of SimTech. The shares were not registered under the Securities Act, and such issuances were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and had access to all relevant information regarding the Company necessary to evaluate the investment.

         (d) The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-6445), was October 17, 1996 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on October 18, 1996 and all securities were sold in the offering. The managing underwriters for the offering were Robertson, Stephens & Company LLC and Needham & Company.

                  A total of 4,600,000 shares were registered pursuant to
              the Registration Statement. The Company sold 2,000,000 shares of its Common Stock for its own account, for an aggregate offering price of $19,000,000, and 2,600,000 shares of its Common Stock for the account of certain selling stockholders, for an aggregate offering price of $24,700,000.

                  The Company incurred expenses of approximately $2,776,000, of which $1,330,000 represented underwriting discounts and commissions and $1,446,000 represented estimated other expenses. A portion of the underwriting discounts and commissions represented direct or indirect payments to directors, officers, general partners of the Reigstrant or their associates; to persons owing ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The net offering proceeds to the Company after total expenses was $16,224,000.

                  As of September 30, 1997, the Company had used all of the
              net proceeds from the offering as follows: $897,000 for the purchase and installation of machinery and quipment, $473,000 for the repayment of indebtedness and $14,854,000 for working capital. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.15  Bank Line of Credit Agreement between Registrant and U.S.
                     National Bank of Oregon dated June 24, 1997.
              10.22  Loan Agreement between Registrant and Dasys, Inc. dated
                     July 16, 1997.
              11.1   Statement of Computation of Net Income per Share
              27     Financial Data Schedule

         (b)  Reports on Form 8-K

              On September 24, 1997, the Company filed a report on Form 8-K dated September 9, 1997 in conjunction with the acquisition of Simulation Technologies, Corp. ("SimTech"). On November 12, 1997, the Company amended this filing on Form 8-K /A to include the financial statements of SimTech and the pro forma combined financial statements for the Company and SimTech.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SUMMIT DESIGN, INC.


                             By:     /s/  C. Albert Koob
                                   -------------------------

                                  C. Albert Koob
                                  Vice President - Finance,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting
                                  Officer and Duly Authorized Officer)


Date:    November 13, 1997

EXHIBIT INDEX







EXHIBIT 10.15 Bank Line of Credit Agreement between Registrant and U.S.
              National Bank of Oregon dated June 24, 1997.



EXHIBIT 10.22 Loan Agreement between Registrant and Dasys, Inc. dated
              July 16, 1997.



EXHIBIT 11.1  Statement of Computation of Net Income Per Share



EXHIBIT 27    Financial Data Schedule