Form 10-K
period 1997-12-31
SUMMIT DESIGN INC
filed 1998-03-31
CIK 925072

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
                              --------------------------

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________to

Commission file number: 0-20923

                            SUMMIT DESIGN, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                     93-1137888
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Indentification Number)
 incorporation or organization)

                           9305 S.W. GEMINI DRIVE,
                           BEAVERTON, OREGON 97008
                    (Address of principal executive office)
      Registrant's Telephone number, including area code: (503) 643-9281

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, $0.01 par value
                           (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 23, 1998 as reported on the Nasdaq National Market, was approximately $110,932,958 Shares of Common Stock held by each named executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23,1998, Registrant had outstanding 14,741,258 shares of Common
Stock.


                        DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K to the extent stated herein certain sections of its definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 14, 1998.

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


GENERAL

Summit Design, Inc. ("Summit" or the "Company") is a leading supplier of software tools designed to solve the integrated circuit ("IC" or "chip") engineering problems caused by increasing chip complexity and the corporate problem of reusing highly valuable intellectual property ("IP") created by IC engineers. The worldwide community of IC engineers is rapidly moving up in the design hierarchy from physical design entry to functional level design. This migration is intended to achieve greater engineering efficiency and shorter time to market and to provide an excellent basis for IC intellectual property management. At the functional level of design, engineers conceptualize designs in graphical paradigms such as block diagrams, state machines and flow diagrams and then write programs describing those concepts in a textual language called a Hardware Descriptive Language ("HDL"). There are two standard HDLs, Verilog and VHDL. There are two levels of functional design, Register Transfer Level ("RTL") and Behavioral level. The mathematical process to translate from an RTL design to the physical level of design is called synthesis. With Summit's Visual HDL product, the IC engineer can draw functional level designs on a workstation or PC using familiar graphical paradigms such as block diagrams, state machines and flow diagrams. Visual HDL compiles these graphical representations into correct by construction, synthesis ready, behavioral or RTL designs. Summit's suite of RTL simulation, verification and optimization software tools then provide a highly efficient environment for getting a design from concept to synthesis. The Company's IP solutions allow the synthesizable design with graphical executable documentation to be placed in libraries for reuse or to be distributed in a software model format for early inclusion in future electronic system or product designs.

The Company was incorporated in the State of Delaware on December 29, 1993. The Company's principal executive offices are located at 9305 SW Gemini Drive, Beaverton, Oregon 97008 and its telephone number is (503) 643-9281. Unless the context otherwise requires, the terms "Company" and "Summit" as used in this report refer to (i) Summit Design, Inc. (ii) TriQuest Design Automation, Inc. ("Triquest") which the Company acquired in February 1997 and subsequently merged into the Company in December 1997 and (iii) the Company's wholly-owned subsidiaries, Summit Design EDA, Ltd., and Summit Verification, Inc., the surviving company from the acquisition of Simulation Technologies, Corp. ("SimTech") in September 1997. In July 1997, the Company sold substantially all of the assets used in its business of developing and marketing the Test Development Series ("TDS") Products to Credence Systems Corporation ("CSC"). Such assets were held in the company's Test Systems Strategies Inc. ("TSSI") subsidiary which was subsequently merged into the Company in December 1997.

BACKGROUND

Electronic design automation ("EDA") software has played a critical role in accelerating the dramatic advances in the electronics industry over the past two decades. The need for advances in EDA tools has resulted from the increasing complexity of ICs, as well as the increasing number of new IC design starts and the scarcity of skilled IC design and verification engineers. The increase in the complexity of ICs lengthens the development cycle while, at the same time, competitive pressures shorten product life cycles. The objectives of EDA are to reduce time to market and the costs associated with product design, entry, analysis, verification and optimization while permitting the development of a greater number of designs of higher speed and density chips that can be reliably manufactured.

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


LIMITATIONS OF HLDA

HLDA tools have enabled engineers to accelerate IC development schedules and create more complex chips. However, these tools have significant limitations. First, the conventional design flow for IC engineers using HLDA tools is to represent a design in hand-drawn graphical paradigms such as block diagrams, state machines, flow charts or truth tables, and then laboriously translate their hand-drawn graphical designs into a textual HDL which resembles software program code. This process is time consuming and error prone, and requires the engineer to master a complex programming language. Second, the numerous lines of HDL code that comprise a design are very difficult for engineering teams to understand and communicate during design reviews and equally difficult for engineering management to understand and evaluate. Third, while it would be possible to accelerate time to market by reusing portions of HDL code where similar functions are needed, reuse of HDL code is difficult and often avoided because the complex HDL code complicates understanding the design's functional intent. Fourth, the HLDA methodology is further limiting because textual HDL code typically must be written in either Verilog or VHDL and according to strict rules unique to a specific synthesis tool. This limits the ability of engineers to increase synthesis efficiency by using various HDL languages and multiple synthesis tools. Finally, the lack of stylistic restrictions in HDLs often allows designers to express an IC functional design several different ways. As a result, an HDL design could comply with HDL programming constraints and yet not be able to be synthesized. As importantly, the lack of restrictions allows a designer to produce an HDL description that can be synthesized but that is not as efficient in terms of the resulting gate count or circuit timing. Further, the lack of programming consistency between engineers arising from the lack of stylistic restrictions complicates design team management and design integration. Primarily as a result of the above shortcomings, adoption of HLDA tools as of 1995 had been limited to approximately 18% of the estimated 285,000 IC design engineers worldwide.

In order to meet the market's demands for more powerful, higher density ICs and to reduce both time to market and cost, IC designers and manufacturers seek design, analysis, verification and optimization tools that overcome the limitations of the current HLDA methodologies.


THE SUMMIT SOLUTION

Summit offers software products to assist design engineers meet the market demands for rapid time to market, increased product functionality and lower product cost while providing the corporations that employ these engineers an efficient way to document, revise and distribute the highly valuable IC intellectual property they create. In 1994, Summit introduced Visual HDL for VHDL, its first graphical product, which accelerates the development, analysis and documentation of single function ICs as well as complete systems on a chip. Visual HDL products automate manual design entry and verification by enabling IC systems and design engineers to create and verify IC designs using familiar graphical paradigms such as block diagrams, state machines, flow charts and truth tables, rather than less intuitive textual HDL code.

In 1997, Summit's software tool suite, named "HLDA Plus", became the market leader in RTL solutions. Summit's HLDA Plus tools assist an IC engineer from concept to synthesis in the shortest period of time and with a design that has been analyzed and verified for correctness and optimized for IC speed and or size. Visual HDL for VHDL and Verilog has become the industry leader for graphical design creation, analysis and IP management for both Workstation and PC based IC engineering. The Company's seven other HLDA Plus tools include a mathematical RTL design verification product, HDL Alert, three simulation analysis tools that help the engineer prepare simulation input data, run simulations, analyze simulation results, and HDL Score which allows the engineer to determine when the simulation process has tested the entire design. State Optimize allows the engineer to optimize designs for IC speed and or size and Virtual CPU ("V-CPU") provides a capability that allows a software and hardware engineer to work together at design time in a highly efficient co-verification environment.

The Company believes that its products provide the following benefits:

INCREASED DESIGN PRODUCTIVITY

Summit's HLDA Plus products enhance the designers' ability to create, verify and document HDL designs while managing the HDL development environment. These products provide the ability to capture, analyze and verify a variety of high level graphical descriptions and automatically produce a synthesis-ready RTL design, thus eliminating the need to perform time-consuming and error-prone manual coding in an HDL. These familiar graphical descriptions are more easily debugged and more easily communicated among IC engineering team members. The descriptions also facilitate review and approval by engineering management.

DESIGN REUSE, RE-TARGETING AND CONSISTENCY

The Company's HLDA Plus products enable engineers to use libraries of existing VHDL or Verilog code. This code can be used as HDL inputs or automatically converted into a graphical format. Due to the widespread ability of engineers to understand this graphical format, designs can be more easily modified and reused in future developments. In addition, Summit's products can optimize the design output for nearly all of the EDA industry's standard synthesis and simulation tools. In the event the designer requires a different synthesis or simulation tool, the design can be automatically re-targeted to optimize the HDL output for the desired tool set. Finally, because each engineer's work is implemented using the Company's software, which automatically generates the actual HDL code, design efficiency and consistency is maintained even when several engineers work on a project.


STRATEGY

The Company's mission is to become the leading supplier of HLDA software and to achieve wide-spread acceptance of these technologies by expanding the size of the Company's served market. The key objectives of the Company's strategy to achieve this mission are as follows:

ACCELERATE MARKET ADOPTION OF HLDA PLUS

Summit intends to expand market acceptance by focusing on key customer accounts to ensure their successful adoption of the HLDA Plus methodology. The Company believes that successful adoption by certain key customers in various industries will promote adoption by other customers within those industries. The Company also believes that its joint development and marketing programs with industry leaders promote awareness and adoption of HLDA. In addition, Summit supports all of the industry's major synthesis, simulation, layout and test products and continues to support and complement new standards as they emerge. The Company also targets student engineers by introducing them to its HLDA Plus tools through programs with various universities.(1)

The Company will continue its aggressive third party position to form and maintain relationships with EDA industry leaders. This strategy will promote an open environment for our customers that provides for future flexibility and maximum use of their capital investments. Seamless interoperability is the mission of this strategic objective.

LEVERAGE SUMMIT'S HLDA PLUS TECHNOLOGY

The Company intends to integrate all of its technology into a design environment that focuses on getting an IC engineer from product conceptualization through design creation, analysis, verification and optimization. This environment will provide the most efficient methodology to get a design correct and ready for synthesis. In addition Summit's HLDA Plus software environment includes a complete hardware /software coverification capability and the ability for the engineer to create an encrypted software model of the synthesized design that can be used by systems and electronic product designers long before a hardware prototype is available. The products comprising this design environment can be used as a bundled set or individually with other analysis, verification and simulation products available from other EDA vendors.

BROADEN THE SCOPE OF HLDA PLUS

The Company will continue to identify challenges facing both IC systems engineers and IC design engineers in the areas of HLDA and to focus its development efforts on products to further increase productivity in the creation, analysis, verification, documentation and optimization of single function ICs and complete systems on a chip. The Company believes that power, timing, thermal and cost constraints management and analog circuit design will become increasingly significant bottlenecks, especially in the area of complete systems on a chip. Summit believes that in the future its HLDA Plus products will provide a graphical means for both systems and design engineers to specify the functional intent and simulate the interoperability of hardware and software, as well as providing the capability to perform what-if analysis on constraints such as power, speed, temperature and cost at the front end of the development process.(1)

PRODUCTS

Visual HDL for VHDL and Verilog provide system design management, graphical design creation, graphical level simulation, HDL code generation and high speed compiled simulation. These products are the result of a focused five-year development effort of approximately 40 EDA software development experts. Visual Testbench allows a design engineer to graphically create timing and pattern data to drive the RTL simulation process. This product allows the IC designer to "what-if" on timing variables with the goal of quickly bringing a design to a substantially bug-free state. As a result of the acquisitions of TriQuest and Simtech, the Company offers analysis, verification, and optimization products which include V-CPU, VirSim, HDL Score, HDL Alert and State Optimize which provide a design verification environment for all RTL designs. Visual IP allows the

----------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 32 for a discussion of factors that could affect future performance.

design engineer to create a software model of an RTL design that has high quality graphical documentation and can be distributed to other electronic designers to be used in IC systems and electronic products long before chips are available.

The Company's products are constructed using modern software design methods and programming languages such as C and C++. The Company's products operate on the industry's most popular UNIX workstations and, on PCs running Windows 3.1, Windows 95 and Windows NT.

DESIGN SOLUTION PRODUCTS

Visual HDL for VHDL and Visual HDL for Verilog (together, "Visual HDL") are graphical creation and analysis solutions designed to simplify and accelerate top-down design. Visual HDL can raise productivity by allowing system level, behavioral level and functional level design entry using graphical design methods such as block diagrams, state machines, flow charts and truth tables. As a result, engineers no longer need to textually program their designs in lines of VHDL or Verilog code. Once the design is graphically captured, Visual HDL can then automatically generate synthesizable HDL code that is optimized for specific synthesis tools.

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

The Visual HDL design environment offers several benefits to top-down designers, including easier design creation and faster, more complete design debugging. Because Visual HDL represents HDL code graphically, designers can better communicate their ideas in a much more intuitive manner. This allows experienced and novice HDL designers to work together efficiently. Visual HDL automatically generates HDL code that is optimized for efficient synthesis. It can also import VHDL or Verilog code and automatically generate graphics from this source text. Utilizing the graphical representations generated by Visual HDL, designers are able to quickly determine the original design intent, allowing them to save time by reusing design components in future designs. An important aspect of Visual HDL is its graphical simulation and debug environment. This environment allows designers to view the path of simulation execution and the simulation results. This gives them the opportunity to shorten development time by focusing on debugging their circuits instead of debugging their HDL code. Visual HDL also provides point-and-click functionality which allows engineers to quickly determine the cause of a bug by highlighting the specific line of text and the related graphical representation where the error exists, thereby significantly shortening the time to debug a program.

Text-To-Graphics is now offered as an add-on to Visual HDL. With Text-To-Graphics, the user can convert any VHDL or Verilog textual description into graphics and control the process by choosing the resultant graphical format. Text-To-Block-Diagram now contains the graphic bundling feature (as described below). Text-To-State Machine converts VHDL/Verilog descriptions into graphical State Diagrams, and the Text-To-Flow Chart feature converts textual descriptions of VHDL and Verilog into graphical flowcharts.

Visual HDL operates in both VHDL and Verilog on UNIX workstations and on PCs. It supports a broad range of HLDA synthesis and simulation products, including products from Synopsys, Inc. ("Synopsys"), Mentor Graphics Corporation ("Mentor Graphics"), Cadence Design Systems ("Cadence"), IBM, Altera, Simplicity and Exemplar. Visual HDL for VHDL was first shipped in the first quarter of 1994, and Visual HDL for Verilog was first shipped in the fourth quarter of 1995.
The fifth major release of Visual HDL was released in December 1997.

As of February 28, 1998, Visual HDL's single seat list price ranged from $18,000 to $30,000. The list price of the UNIX workstation version of Visual HDL for VHDL is higher than that for PCs. The actual price for a system also varies depending on the duration of the license and the simulation features included. For example, because Visual HDL for VHDL generally includes a Summit simulator, its price is higher than Visual HDL for Verilog, which uses the Verilog XL simulator sold by Cadence. Finally, the Visual HDL price for a floating license commands a premium over the node locked version since it offers multi-user flexibility.

Summit recently introduced Visual IP, which allows the design engineer to create a software model of an RTL design that has high quality graphical documentation and can be distributed to other electronic designers to be used in IC systems and electronic products long before chips are available. The synthesizable design with graphical executable documentation can be placed in libraries for reuse or distribution in an encrypted, executable software model format for early inclusion in future electronic systems or product design.

Visual Testbench provides a methodology for creating simulation stimulus, validating device timing specifications and tying simulation results directly to test. Visual Testbench is designed to raise productivity by providing graphical timing diagrams, specification spreadsheets and flowcharts for simulation stimulus creation. In addition, this product allows the designer to check that timing requirements have been met by the simulation. The Company anticipates a lengthy period of test marketing for Visual Testbench. Accordingly, the Company cannot predict the extent, if any, to which it will realize revenue from this product.(1)

VERIFICATION SOLUTION PRODUCTS

The Company's verification products include V-CPU, VirSim,  HDL
Score, HDL Alert and State Optimize.

V-CPU allows embedded-system designers to analyze and validate the interaction between hardware and software early in the development process, while design options are still open. Co-verification of software can begin as soon as there is an executable description of the software and hardware. This early integration of efforts allows problems to be detected while they are still easy to fix. With V-CPU, software developers can test software against simulated hardware at high execution rates, and hardware developers can validate the system architecture with stimulus provided by the software.

VirSim provides an integrated set of advanced debug and analysis tools for use with the leading Verilog simulators. VirSim is a multi-windowed product that makes extensive use of graphics. It provides an advanced graphical debug environment that includes multiple debug windows for presenting Verilog design and simulation results in different graphical views. Outputs from both digital and analog simulation runs are supported and signal values can be displayed as digital or analog graphical waveforms. Multiple simulation runs can be debugged at the same time, allowing signals from different simulations to be compared easily in graphical and analytical formats.

HDL Score provides a quantitative measure of the quality of simulation tests that have been applied to an entire design or to user-selected portions of a design. Simply stated, HDL Score tells the design engineer when they have performed an adequate amount of simulation. HDL Score works with all RTL designs and simulation environments and fits seamlessly into the design verification process. While using HDL Score prior to synthesis is the most productive way of using the tool, HDL Score supports coverage for all levels of design and all HDL language implementations.

HDL Alert is a static analysis product that mathematically verifies RTL designs. It incorporates proprietary verification in algorithms that statistically analyze a design and provides graphical information about design flows. HDL Alert quickly finds design errors that simulation cannot detect or that require excessive simulation hours to detect.

State Optimize is an optimization and exploration tool that works at the RTL level of design. It accepts RTL descriptions of control logic and generates multiple RTL implementation alternatives with various speed and IC area characteristics. The engineer simply chooses the desired result from a graphical display or plot and State Optimize produces the RTL design.

-----------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 32 for a discussion of factors that could affect future performance.

The Company's future success depends primarily upon the market acceptance of its existing and future HLDA Plus products. The Company's HLDA Plus products incorporate certain unique design methodologies and thus represent a departure from industry standards for design entry and verification. The Company believes that broad market acceptance of its HLDA Plus products will depend on several factors, including the ability to significantly enhance design productivity, ease of use, interoperability with existing EDA tools, price and the customer's assessment of the Company's financial resources and its technical, managerial, service and support expertise. Although demand for HLDA Plus products has increased in recent years, the market for HLDA Plus products is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to purchase the Company's HLDA Plus products. A decline in the demand for, or the failure to achieve broad market acceptance of, the Company's HLDA Plus products will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.(1)

CUSTOMERS

The Company's end-user customers include companies in a wide range of industries, including semiconductor devices, telecommunications, computer/peripherals, consumer electronics, aerospace/defense and other electronics entities. In 1997, sales to CSC accounted for 29% of the Company's total revenue, no other customer accounted for more than 10% of total revenue. As of February 28, 1998, the Company had installed more than 3,100 seats of its design solution tools in more than 350 companies, of which more than 280 companies had entered into support contracts. In addition, as of such date, the Company has installed more than 4,000 seats of verification solution tools. The following table lists a representative sample of the Company's worldwide end-user customers that generated at least $25,000 in revenue for the Company in 1996 or 1997.


Semiconductor Devices         Telecommunications       Computer/        Consumer                Aerospace/         Other
                                                      Peripherals      Electronics              Defense
-----------------------------------------------------------------------------------------------------------------------------------
AMD                           Alcatel               Adaptec               Canon                 Allied Signal      Credence
Chips and Technologies        Bay Networks          Compaq                Delco Electronics     Hughes Aircraft    Fuji/Xerox
Cisco Systems                 Bell Northern         Digital Equipment     Honeywell             Lockheed-Martin    Lucky Goldstar
I-Cube                        Bosch                 Fujitsu               Matsushita            Raytheon           Teradyne
Level One                     Cabletron             Hewlett-Packard       Mitsubishi            Rockwell           Xerox
LSI Logic                     Ericsson              Hitachi               NEC                   TRW                Zenith
Motorola                      Hitachi               IBM                   Phillips
National Semi                 Lucent                OKI                   Sharp
PMC Sierra                    Newbridge Networks    Quantum               Sony
SGS-Thomson                   Nokia                 Seagate
Texas Instruments             Northern Telecom      Siemans
                                                    Storagetek
                                                    Stratus
                                                    Sun Microsystems


The following examples illustrate the selection and use of the Company's products by certain of the Company's customers. There can be no assurance that new or existing customers will achieve any of the benefits described below.

A major communications company used Visual HDL to provide solutions for their electronic systems designers. The team designed an FPGA, which provided clock signal controls for a backplane interface. There was an extremely tight deadline on this project and the design team had no previous HDL experience. The team found Visual HDL very intuitive and easy to adapt to fit their design requirements which helped them complete their design in the short timeframe allotted.

------------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 32 for a discussion of factors that could affect future performance.

A workstation division of a major computer company used Visual HDL to develop ASIC's for their hardware. Their objectives were governed by functionality, cost, quality and time-to-market constraints. This industry is highly competitive and required them to use leading edge technology to meet their goals. Their design teams were a mix of expert and novice designers, which necessitated finding a tool to accommodate everyone in the team. Using Visual HDL's graphical capability improved the team's communication and coordination. Visual HDL was a natural fit as they design in a top-down fashion.

A networking and communications division of a major electronics company believed that the V-CPU hardware/software co-simulation environment allowed their operation to develop software prior to having actual silicon. This capability reduced software and hardware revisions as hardware/software integration was verified prior to tape out, thereby reducing time to market. The flexibility of the V-CPU product and the support from Summit enabled them to use the tool with their hardware models and their software development environment within one week.

A major semiconductor company selected VirSim for their entire Design Center after having had excellent experiences with it on past projects. VirSim was found to be a robust tool and became the mainstay of their development environment. They believed the ease of building complex expressions for identifying problems was exceptional. Projects which had previously taken hours of scanning the screen can now be performed in seconds.


MARKETING AND SALES

The Company markets its products to customers worldwide who design or manufacture ICs for their own use or sale in a wide variety of industries. The primary objectives of the Company's marketing effort are to increase market awareness of the Company's products, to promote the adoption of HLDA Plus methodologies, and to evaluate customer satisfaction and determine additional customer demands. To increase market awareness, the Company displays its HLDA Plus products at all major industry trade shows, including the annual Design Automation Conference. The Company also promotes its products through advertisements in trade journals and by sponsoring various seminar series. To promote the adoption of its methodologies, the Company offers its products at a reduced cost to design engineering programs at several universities so that engineering students may become familiar with Summit's products and design techniques.

The Company's sales strategy is to employ its direct sales as well as its independent and affiliated distributors to efficiently and effectively target individual customer and product market segments. As of December 31, 1997, the Company had 39 employees in its sales organization and 9 employees in its marketing group.

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

The Company's direct sales force operates in the United States and portions of Europe, with offices in Arizona California, Colorado, Florida, Massachusetts, Minnesota, Oregon and Texas, as well as France, Germany and the United Kingdom. Approximately 71%, 54% and 58% of the Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively, were generated through Summit's direct sales force.

DISTRIBUTORS

Distributors promote and distribute the Company's products in the Asia-Pacific region, the United Kingdom, France, Germany, Sweden, Italy and Israel. Approximately 29%, 46% and 42% of the Company's revenue in the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made through distributors. The Company has also entered into an agreement with ANAM S&T Co., Ltd. ("ANAM") pursuant to which the Company and ANAM created a joint venture corporation (Summit Design Korea, Inc. ("Summit Asia")) which acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. The Company is currently restructuring the ownership and responsibilities of Summit Asia. There can be no assurance that any restructuring would result in Summit Asia becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase. During the first quarter of 1997, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support Summit's Visual Testbench products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three year, exclusive distribution agreement for its HLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and terminable by either party for breach. In March 1997, the Company entered into a three year distribution agreement with Kanematsu USA, Inc. to which Kanematsu was granted exclusive distribution rights to sell, distribute and support certain verification products in Japan. For the year ended December 31, 1997, all sales of the Company's products in the Asia-Pacific region were made through Summit Asia, ATE, Kanematsu and Seiko. There can be no assurance the relationships with Summit Asia, ATE, Kanematsu and Seiko will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships. The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of these distributors.

Approximately 33%, 50% and 52% of the Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made outside of the United States. In order to successfully expand international sales, the Company may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors. This will require significant management attention and financial resources and could adversely affect the Company's operating margins. In addition, to the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited. There can be no assurance that the Company will be able to maintain or increase international sales of the Company's products, and failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

The Company's reliance on distributors involves certain risks. For example, the Company is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Summit Asia, ATE, Kanematsu and Seiko, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.


CUSTOMER SERVICES

Technical support is available to customers on both a pre-sale and post-sale basis. Pre-sale support involves the Company's application engineers working with the Company's direct sales force and distributors to provide on-site support during the end user's evaluation and implementation process. Post-sale support is provided through annual maintenance contracts which provide customers access to the Company's technical support team via telephone, minor enhancements and any major upgrades. This program is sold for 15% to 20% of the list price of the product, depending on the product.
The Company provides its customers with a 90-day warranty that its product media is free from defects.

In addition to its maintenance, technical support and upgrade fees, the Company also conducts a variety of training programs ranging from introductory level courses to advanced training on full use of all of its products. Training is offered at the Company's facilities, at distributors' facilities and at customer locations worldwide. The Company intends to further expand its focus on customer training. For the years ended December 31, 1997, 1996 and 1995, maintenance and services provided approximately 19%, 21% and 19% of the Company's total revenue, respectively.


COMPETITION

The EDA industry is highly competitive and the Company expects competition to increase as other EDA companies introduce HLDA products. The Company principally competes with Mentor Graphics and a number of smaller firms. Indirectly, the Company also competes with other firms that offer alternatives to HLDA and could potentially offer more directly competitive products in the future. Certain of these companies have significantly greater financial, technical and marketing resources and larger installed customer bases than the Company. Some of the Company's current and future competitors offer a more complete range of EDA products and may distribute products that directly compete with the Company's HLDA Plus products by bundling such products with their core product line. In addition, the Company's products perform a variety of functions, certain of which are, and in the future may be, offered as separate products or discrete point solutions by the Company's existing and future competitors. For example, certain companies currently offer design entry products without simulators. There can be no assurance that such competition will not cause the Company to offer point solutions instead of, or in addition to, the Company's current software products. Such point solutions would be priced lower than the Company's current product offerings and could cause the Company's average selling prices to decrease, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

The Company competes on the basis of certain factors including product capabilities, product performance, price, support of industry standards, ease of use, first to market and customer technical support and service. The Company believes that it competes favorably overall with respect to these factors. However, in particular cases, the Company's competitors may offer HLDA products with functionality which is sought by the Company's prospective customers and which differs from that offered by the Company. In addition, certain competitors may achieve a marketing advantage by establishing formal alliances with other EDA vendors. Further, the EDA industry in general has experienced significant consolidation in recent years, and the acquisition of one of the Company's competitors by a larger, more established EDA vendor could create a more significant competitor. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition, results of operations or cash flows. There can be no assurance that the Company's current and future competitors will not be able to develop products comparable or superior to those developed by the Company or to adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.


PRODUCT DEVELOPMENT

Development of HLDA products has been performed at the Company's offices in Israel and at the Company's principal office in Beaverton, Oregon. As the result of the acquisitions of TriQuest and SimTech during 1997, the Company has added additional research and development facilities in Campbell, California and New Brighton, Minnesota. As of December 31, 1997, the Company's research and development team consisted of 92 software developers, dedicated to the Company's products.

For the years ended December 31, 1997, 1996, and 1995, the Company's research and development expenditures were approximately $6.9 million, $5.8 million, and $5.3 million, respectively, which represented approximately 22%, 29%, and 38% of revenue in each such period. The Company has to date expensed all research and development costs as incurred.

Summit's research and development strategy is to be proactive in determining customer needs and to develop new HLDA products to meet these needs. The Company believes that system-level definition and design analysis will become increasingly significant bottlenecks in the IC development process and thus present product development opportunities. The Company's research and development efforts are focused on creating products to further increase productivity in the creation, verification, documentation and the preservation of both IC and system level designs.

The Company has actively sought to establish cooperative relationships with certain EDA industry leaders in order to gain early access to new product information and to better integrate the Company's products with those supplied by other vendors in the EDA market. For example, the Company has a relationship with Cadence pursuant to which Cadence helps specify the integration between Summit's Visual HDL for Verilog and Cadence Verilog XL simulator. The Company believes that these relationship mutually benefit the Company and the EDA vendors by fostering development and facilitating interoperability of the Company's and vendors' complementary products. These relationships are informal and may be terminated by either party with limited notice. In addition, such relationships are with companies that are current or potential future competitors of the Company. If any of these relationships were terminated and the Company was unable to obtain in a timely manner information regarding modifications of third party products necessary for modifying its software products to interoperate with these third party products, the Company could experience a significant increase in development costs, the development process would take longer, product introductions would be delayed and the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

The EDA industry is characterized by extremely rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In addition, customers in the EDA industry require software products that allow them to reduce time to market, differentiate their products, improve their engineering productivity and reduce their design errors. The Company's future success will depend upon its ability to enhance its current products, develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if such product releases have been pre-announced, the Company's business, financial condition, results of operations or cash flows would be materially adversely affected.

Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

The Company provides its products to end-users primarily under "shrink- wrap" license agreements included within the packaged software. In addition, the Company delivers certain of its verification products electronically under an electronic version of a "shrink wrap" license agreement. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

The Company could be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows, the functionality of products in its industry segment overlaps and an increasing number of software patents are granted by the United States Patent and Trademark Office. Although the Company is not aware of any threatened litigation or infringement claims, there can be no assurance that a third party will not claim such infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. Failure to protect its proprietary rights or claims of infringement could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.


OPERATIONS IN ISRAEL

The Company's research and development operations related to its Visual HDL products are located in Israel and may be affected by economic, political and military conditions in that country. Accordingly, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected if hostilities involving Israel should occur. This risk is heightened due to the restrictions on the Company's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel as described in "--Israeli Research, Development and Marketing Grants." In addition, while all of the Company's sales are denominated in U.S. dollars, a portion of the Company's annual costs and expenses in Israel are paid in Israeli currency. These costs and expenses were approximately $4.7, $4.3 and $4.3 million in 1997, 1996 and
1995, respectively.   Payment in Israeli currency subjects the Company to
foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation, which has been approximately 7%, 11% and 8% during 1997, 1996, and 1995, respectively. The Company's primary expense which is paid in Israeli currency is employee salaries for research and development activities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. In addition, coordination with and management of the Israeli operations requires the Company to address differences in culture, regulations and time zones. Failure to successfully address these differences could be disruptive to the Company's operations.

The Company's Israeli production facility has been granted the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. There can be no assurance that the Company's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS.

Summit's Israeli subsidiary obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts have been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company has received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of December 31, 1997, approximately $261,000 was outstanding under the grant.

MANAGEMENT OF GROWTH AND ACQUISITIONS

Summit's ability to achieve significant growth will require it to implement new and continually expand its existing operational and financial systems, recruit additional employees and train and manage current and future employees. Summit expects any such growth will place a significant strain on its operational resources and systems. Summit's failure to effectively manage any such growth would have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

On February 28, 1997, Summit completed its acquisition of TriQuest and on September 9, 1997, Summit completed its acquisition of SimTech. As a result of these acquisitions, Summit's operating expenses are expected to increase. There can be no assurance that the integration of TriQuest's and SimTech's business can be successfully completed in a timely fashion, or at all, or that the revenues from TriQuest and SimTech will be sufficient to support the costs associated with the acquired businesses, without adversely affecting Summit's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows. In addition, Summit regularly evaluates acquisition opportunities. Future acquisitions by Summit could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse effect on Summit's results of operations.

EMPLOYEES

As of December 31, 1997, the Company had 178 employees, 106 of whom were engaged primarily in research and development and related operations, 48 of whom were engaged primarily in sales and marketing and 24 of whom were engaged primarily in corporate management and administration. A total of 112 of these employees were located in the United States, 56 in Israel and 10 in Europe. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand.

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

The Company also leases approximately 9,800 square feet of office space in Herzlia, Israel for research and development under a lease with DCL Technologies Ltd. that expires on December 31, 1998. The rent payable on this office space is currently $12,100 per month, and increases over the term of the lease based on the Israeli consumer price index.

Additionally, the Company leases approximately 4,300 square feet of office space in Campbell, California and 4,600 square feet in New Brighton, Minnesota for research and development and sales activities. The aggregate rent payable for both facilities is currently approximately $12,800 per month, and the leases expire in April 1999 and June 1999, respectively. The leases for these facilities were added through the Company's acquisitions of TriQuest and SimTech.

The Company also leases office space for sales activities throughout the United States and Europe at an aggregate annual rental of approximately $100,000.

The Company expects that its current facilities will be adequate to serve its needs for the foreseeable future.(2)

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

-------------------------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 32 for a discussion of factors that could affect future performance.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 23, 1998 are as follows:

     Name                      Age               Position
     ----                      ---     ---------------------------------------

Larry J. Gerhard.............  57     Chairman of the Board, President and
                                       Chief Executive Officer
C. Albert Koob...............  43     Vice President--Finance, Chief Financial
                                       Officer and Secretary
Joseph G. Masarich...........  38     Senior Vice President--Worldwide
                                       Marketing and Sales
Moshe Guy....................  40     Vice President, General Manager and
                                       Chief Operating Officer--Design
                                       Solutions Division
Richard Davenport............  53     Vice President and Chief Operating
                                       Officer--Verification Products Division
Eric Benhayoun...............  44     Vice President, General Manager--European
                                       Operations
Sharon L. Beelart............  50     Corporate Controller
Arthur Fletcher..............  33     Treasurer and Director of Investor
                                       Relations


Mr. Gerhard has served as President, Chief Executive Officer and Director of the Company since January 1993 and was elected Chairman of the Board in May 1996. From November 1991 to November 1992, Mr. Gerhard was the President and Chief Executive Officer of Enterprise Communications and Computing Inc., a communications products provider for the Unix-based virtual mainframe market. Mr. Gerhard was the President and Chief Executive Officer of Ventura Software, Inc., a desktop publishing company and a wholly-owned subsidiary of Xerox Corporation from November 1989 to November 1991. Prior to that time, Mr. Gerhard was employed for nine years with Decision Data, Inc., a supplier of peripherals and applications software for IBM System 3X and AS400, including the last three years as President and Chief Executive Officer.

Mr. Koob has served as Vice President--Finance and Chief Financial Officer since October 1995 and Secretary since May 1996. From October 1989 to April 1994, Mr. Koob was the Vice President and Chief Financial Officer of Ventura Software, Inc. Mr. Koob was the Vice President and General Manager of Decision Business Solutions, an IBM midrange system reseller, from 1987 to 1989. Prior to 1987, Mr. Koob held various senior level financial management positions with technology companies.

Mr. Masarich has served as Senior Vice President of Worldwide Marketing and Sales since December 1997. From July 1997 to October 1997 Mr. Masarich was the acting President and Chief Executive Officer of Junk Yard Dogs, Inc. a manufacturer of electro-luminscent products. Mr. Masarich was the Vice President of Worldwide Sales for Technology Modeling Associates, Inc., a provider of physical simulation software to support integrated circuit design and manufacturing, from January 1996 through May 1997. Additionally, Mr. Masarich served for ten years in sales management positions with Cadence Design Systems and Hewlett Packard.

Mr. Guy has served as Vice President, General Manager and Chief Operating Officer of the Design Solutions Division of the Company since September of 1997. From May 1996 to September 1997 Mr. Guy served as General Manager of Summit Design (EDA) Ltd. and as the Vice President of Product Marketing from February 1994 to May 1996. Mr. Guy was the Director of Marketing and Sales for SEE Technologies from January 1991 to January 1994. SEE Technologies was the continuation of the Israeli Design Center of Daisy and the main supplier of EDA Tools for Intergraph. From 1987 to 1991, Mr. Guy was a Technical Manager for Daisy Systems. Prior to that time, Mr. Guy held various engineering positions with companies in the computer design industry in Israel.

Mr. Davenport has served as Vice President and Chief Operating Officer of the Verification Products Division since September 1997. Mr. Davenport was the founder and CEO of SimTech from 1991 through September 1997. From 1987 through 1991, Mr. Davenport was a Regional Sales Manager for Gateway Design Automation and Cadence Systems.

Mr. Benhayoun has served as Vice President, General Manager--European Operations since June 1996 and as Vice President--European Sales Operations from November 1994 to June 1996. From June 1994 to November 1994, Mr. Benhayoun was the European Marketing Manager for the Modeling Product Division of Synopsys. From March 1990 to June 1994, Mr. Benhayoun was the General Manager and Director of Logic Modeling Corporation France, an SDA provider which was acquired by Synopsys in January 1994. Prior to that time, he held various European sales and marketing management positions with Cadnetix Corporation and Daisy Systems, each an EDA supplier.

Ms. Beelart has served as Corporate Controller since December 1996. From April 1992 to December 1996, Ms. Beelart worked independently as a CPA and financial consultant, serving from April 1996 to December 1996 with Summit. From June 1986 to April 1992, Ms. Beelart served as the Chief Financial Officer of Sierra Detroit Diesel Allison, Inc., a $40 million distribution company in the San Francisco Bay Area. From January 1978 to June 1986, Ms. Beelart held various positions including audit manager with Coopers & Lybrand L.L.P.

Mr. Fletcher has served as Treasurer and Director of Investor Relations since April 1996. From October 1995 to March 1996, Mr. Fletcher was Director of Business and Financial Planning. From April 1994 to September 1995, Mr. Fletcher was Manager of Financial Planning and Systems. Prior to April 1994, Mr. Fletcher held a variety of finance and accounting positions with high technology companies.

                                      PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market under the trading symbol SMMT on October 18, 1996. The price for the Common Stock as of the close of business on March 23, 1998 was $14.25 per share. As of March
23, 1998, the Company had approximately 226 stockholders of record.

The following table sets forth the high and low sales prices per share of the Company's Common Stock for the periods indicated:

                                                              HIGH       LOW
                                                              ----       ---
 1996:
             Fourth Quarter (fromOctober 18, 1996) . . . .   $12.375    $8.375

 1997:
             First Quarter . . . . . . . . . . . . . . . .   $11.750    $7.375
             Second Quarter. . . . . . . . . . . . . . . .   $ 9.250    $5.375
             Third Quarter . . . . . . . . . . . . . . . .   $17.750    $7.875
             Fourth Quarter. . . . . . . . . . . . . . . .   $18.125    $9.312

 1998:       First Quarter (through March 23 1998) . . . .   $16.125    $9.875

The Company has never paid any cash dividends on its Common Stock. The Company intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

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

From October 1, 1997 to December 31,1997, the Company issued and sold 35,205 shares of Common Stock that were not registered under the Securities Act of 1933 at prices ranging from $0.0779 to $1.9477 per share upon exercise of stock options. Such issuances were made in reliance upon the exemption from registration set forth in Rule 701 promulgated under the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA


 The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this report. The selected financial data set forth below for the Company as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 are derived from the audited financial statements included elsewhere in this report. The selected financial data set forth below for the Company as of December 31, 1993, 1994 and 1995 and for each of the two years in the period ended December 31, 1994 are derived from the financial statements not included elsewhere herein.

                                                                               Years Ended December 31,
                                                                -------------------------------------------------------
                                                                   1997        1996       1995       1994       1993
                                                                -----------  ---------  ---------  ---------  ---------
                                                                         (in thousands, except per share data)
Statement of Operations Data (1):
Revenue:
  Product licenses............................................  $  24,676    $  15,244  $  10,383  $   9,143  $   4,693
  Maintenance and services....................................      6,068        4,300      2,637      2,323      2,547
  Other.......................................................        450          567      1,050      1,516         --
                                                                -----------  ---------  ---------  ---------  ---------
    Total revenue.............................................     31,194       20,111     14,070     12,982      7,240
Cost of revenue
  Product licenses............................................        804          573        651        681        440
  Maintenance and services....................................        607          460        400        390        330
                                                                -----------  ---------  ---------  ---------  ---------
    Total cost of revenue.....................................      1,411        1,033      1,051      1,071        770
                                                                -----------  ---------  ---------  ---------  ---------
  Gross profit................................................     29,783       19,078     13,019     11,911      6,470
Operating expenses:
  Research and development....................................      6,929        5,766      5,343      4,632      2,381
  Sales and marketing.........................................     10,532        9,252      7,477      5,867      3,673
  General and administrative..................................      4,196(4)     3,173      3,271      2,309      1,919
  In-process technology.......................................     19,937           --         --        647         --
                                                                -----------  ---------  ---------  ---------  ---------
    Total operating expenses..................................     41,594       18,191     16,091     13,455      7,973
                                                                -----------  ---------  ---------  ---------  ---------
Income (loss) from operations.................................    (11,811)         887     (3,072)    (1,544)    (1,503)
Other income (expense), net                                         6,621(3)       119       (169)      (100)      (119)
                                                                -----------  ---------  ---------  ---------  ---------
Income (loss) before income taxes.............................     (5,190)       1,006     (3,241)    (1,644)    (1,622)
Income tax provision (benefit)................................        737         (245)       399        402         --
                                                                -----------  ---------  ---------  ---------  ---------
Net income (loss).............................................  $  (5,927)   $   1,251  $  (3,640) $  (2,046) $  (1,622)
                                                                -----------  ---------  ---------  ---------  ---------
                                                                -----------  ---------  ---------  ---------  ---------
Net income (loss) per share (2)...............................  $   (0.42)   $    0.10  $   (0.33) $   (0.22) $   (0.62)
                                                                -----------  ---------  ---------  ---------  ---------
                                                                -----------  ---------  ---------  ---------  ---------
Number of shares used in per share calculation (2)............     14,197       13,038     10,880      9,244      2,633


                                                                                     December 31,
                                                                -------------------------------------------------------
                                                                   1997        1996       1995       1994       1993
                                                                -----------  ---------  ---------  ---------  ---------
                                                                                    (in thousands)
Balance Sheet Data:
  Cash and cash equivalents...................................  $  19,898    $  19,772  $     703  $   1,193  $     429
  Working capital.............................................     14,576       17,218       (575)      (444)    (2,077)
  Total assets................................................     32,613       28,626      9,069      8,036      2,073
  Long-term obligations, less current portion.................        199          837      1,349        253        302
  Total stockholders' equity (deficit)........................     20,253       19,181        590      1,295     (1,304)

------------------------

(1) The results of SEE Technologies are included in the Consolidated Financial Statements of the Company commencing January 1, 1994.

(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income (loss) per share.

(3) Includes a gain of $5,574,000 in connection with the sale of the TDS product line.

(4) General and administrative expenses for the year ended December 31, 1997 included a one-time charge of $379,000 for costs relating to the acquisition of TriQuest.

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

OVERVIEW

Summit was founded in December 1993 to act as the holding company for TSSI and SEE Technologies, (now Summit Design (EDA) Ltd.) TSSI was founded in 1979 to develop and market IC manufacturing test products. In January 1993, TSSI retained a new Chief Executive Officer and began to restructure its senior management team. Thereafter, the Company broadened its strategy from focusing primarily on manufacturing test products to include providing HLDA design creation and verification tools and integrating these with its core technology. As part of its strategy, in early 1994, TSSI acquired SEE Technologies, an Israeli company that, through its predecessor, began operations in 1983 and had operated primarily as a research and development and consulting company focused on the EDA and HLDA market. As a result of the Reorganization, TSSI and SEE Technologies became wholly-owned subsidiaries of Summit in the first quarter of 1994.

The Company's ongoing implementation of its strategy has involved significant expenditures. Following the Reorganization, the Company significantly increased its research and development expenditures to support the continued development of HLDA and Design to Test products. To promote its products, the Company has added sales and marketing staff, increasing its sales and marketing expenditures by 187% from 1993 to 1997, and has restructured its key distributor relationships. This concurrent effort to develop products and promote market awareness and acceptance of its products in a new and evolving market contributed to the Company's annual losses through 1995. The Company introduced its first HLDA product, Visual HDL for VHDL 1.0, in the first quarter of 1994. This product lacked compiled simulation and operated only on a PC platform. In the third quarter of 1994, with the release of version 2.5, Summit expanded the simulation capability of Visual HDL for VHDL and introduced its UNIX-based version of this product.

Prior to the Reorganization, the Company's TDS product and related maintenance revenue accounted for all of the Company's revenue. After the Reorganization and through June 30, 1997, the Company's revenue was predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. As the result of the July 1997 sale of the TDS product line, Design to Test products are no longer a source of revenue for the Company. Since the acquisition of TriQuest in February 1997 and SimTech, in September 1997,the Company has also derived revenue from verification products which include hardware-software co-verification, code coverage, and HDL debugging products as well as analysis, verification and RTL optimization tools.

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

The Company has entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Asia) acquired exclusive rights to sell, distribute and support all of Summit's products in the Asia-Pacific region, excluding Japan. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products in Korea. The amount of revenue from sales through Summit Asia, which is remitted to the Company, is fixed by the joint venture agreement at a percentage which approximates the percentage applicable to sales through Anam prior to the formation of the joint venture. For the years ended December 31, 1997 and 1996, Anam and Summit Asia together accounted for 1.9% and 3.8% of the Company's revenue, respectively.

The Company accounts for its ownership interest in Summit Asia on the equity method of accounting and, as a result, the Company's pro rata share of the earnings and losses of Summit Asia are recognized as income or losses in the Company's income statement in "Other income, net." The Company does not expect Summit Asia to recognize a profit for the foreseeable future and thus does not expect to recognize income from its investment in Summit Asia for the foreseeable future, if at all. The Company is currently restructuring the ownership and responsibilities of Summit Asia. There can be no assurance that any any restructuring would result in Summit Asia becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase.

Approximately, 33% and 50% of the Company's total revenue for the years ended December 31, 1997 and 1996, respectively, were attributable to sales made outside the United States. The decline in the percentage of revenue from sales made outside the United States in 1997 is primarily the result of (1) domestic sales to one customer, (2) the loss of Design to Test product sales in the last half of 1997 as a result of the sale of the product line, which had a strong international market, and (3) the sale of products acquired in the SimTech acquisition which have a principally domestic market. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms.(1)

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a "pooling of interest" in accordance with generally accepted accounting principles.

Effective July 1, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC"). The increase in the Company's product licenses revenue during the last twelve months has been

--------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 32 for a discussion of factors that could affect future performance.

primarily due to increased revenue associated with the Company's HLDA Plus products. The Asset Sale will allow the Company to focus on the development and marketing of these products.

Substantially all of the Company's Design to Test product license revenue and related maintenance and services revenue for the year ended December 31, 1996 and 1997 were attributable to the TDS products. As of July 1, 1997, TDS products ceased to be a source of such revenues. CSC assumed the Company's obligations under TDS maintenance contracts entered into prior to the closing and the Company has not recognized deferred revenue associated with such contracts after June 30, 1997.

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

On September 9, 1997, the Company acquired SimTech, a company that develops and distributes hardware-software co-verification, code coverage and HDL debugging software. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of SimTech options assumed by the Company) was 1,980,000 shares of Summit common stock and $3,875,000 in cash. The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations for the period from September 9, 1997 are included in the consolidated statements of operations. The purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition. The fair value of tangible assets acquired and liabilities assumed were $1.3 million and $2.2 million, respectively. In addition, $19.9 million was allocated to in-process technology which had not reached technological feasibility and had no probable alternative uses, which the Company expensed as of the acquisition date. The remainder of the purchase price was allocated to purchased technology ($1,037,000) and identifiable intangibles ($735,000), which are being amortized on a straight line basis over three and five years respectively.

In connection with the purchase of SimTech, the Company repurchased 939,000 shares of common stock in private transactions at an average price of $12.30 per share for $11,555,000 in September 1997.

On December 23, 1997, the Company announced that the Board of Directors had authorized the repurchase of up to 750,000 shares of the Company's Common Stock in the open market from time to time. From January 1, 1998 to March 23, 1998, the Company repurchased 162,500 shares of its Common Stock at a cost of $2.3 million.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by selected income statement items.

Income statement data:

                                                                                         Years Ended December 31,
                                                                                   -------------------------------------
                                                                                      1997         1996         1995
                                                                                   -----------  -----------  -----------
Revenue:
  Product licenses...............................................................       79.1%          75.8%        73.8%
  Maintenance and services.......................................................       19.5           21.4         18.7
  Other..........................................................................        1.4            2.8          7.5
                                                                                   -----------    -----------  -----------
    Total revenue................................................................      100.0          100.0        100.0

Cost of revenue:
  Product licenses...............................................................        2.6            2.8          4.6
  Maintenance and services.......................................................        1.9            2.3          2.9
                                                                                   -----------    -----------  -----------
    Total cost of revenue........................................................        4.5            5.1          7.5
                                                                                   -----------    -----------  -----------
    Gross profit.................................................................       95.5           94.9         92.5
Operating expenses:
  Research and development.......................................................       22.2           28.7         38.0
  Sales and marketing............................................................       33.8           46.0         53.1
  General and administrative.....................................................       13.5(a)        15.8         23.2
  In-process technology..........................................................       63.9             --           --
                                                                                   -----------    -----------  -----------
    Total operating expenses.....................................................      133.4           90.5        114.3
                                                                                   -----------    -----------  -----------
Income (loss) from operations....................................................      (37.9)           4.4        (21.8)
Other income (expense), net......................................................       21.3(b)         0.6         (1.2)
                                                                                   -----------    -----------  -----------
Income (loss) before income taxes................................................      (16.6)           5.0        (23.0)
Income tax provision (benefit)...................................................        2.4           (1.2)         2.8
                                                                                   -----------    -----------  -----------
Net income (loss)................................................................      (19.0)%(c)       6.2%       (25.8)%
                                                                                   -----------    -----------  -----------
                                                                                   -----------    -----------  -----------

(a) General and administrative expenses for the year ended December 31, 1997 included a one-time charge of $379,000 (1.2% of revenue) for costs relating to the acquisition of TriQuest.

(b) Includes a gain of $5,574, 000 (17.9% of revenues) in conjunction with the sale of the TDS product line.

(c) Excluding the $19.9 million write-off of in-process technology related to the purchase of Simulation Technologies, the $5.6 million gain on sale of the TDS product line, and a $2.1 million tax provision related to these transactions, the Company would have recorded net income of $10.6 million (33.8% of revenue).

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 55.1% from $20.1 million for the year ended December 31, 1996 to $31.2 million for the year ended December 31, 1997. Sales through one distributor, accounted for 12.1% and 14.7% of the Company's total revenue for the years ended December 31, 1997 and 1996, respectively. Sales to CSC accounted for 28.8% of the Company's total revenue for the year ended December 31, 1997. Such revenue included $6.2 million of Visual Testbench license sales made pursuant to the Company's contract with CSC. See "Overview." No customer accounted for more than 10% of the Company's total revenue for the year ended December 31, 1996.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA Plus products and, additionally, from Design to Test products through June 30, 1997. Product licenses revenue increased by 61.9% from $15.2 million for the year ended December 31, 1996 to $24.7 million for the year ended December 31, 1997. Revenue from HLDA and Design to Test products accounted for 72.2% and 27.8%, respectively, of product licenses revenue for the year ended December 31, 1996 and 91.7% and 8.3%, respectively, of product licenses revenue for the year ended December 31, 1997.

Because of the addition of HLDA functionality to Visual Testbench version 2.0, beginning with the release of version 2.0 in December 1996, the Company recognizes revenue from Visual Testbench products as HLDA revenue instead of Design to Test revenue.

HLDA revenue increased 105.5 % from $11.0 million for the year ended December 31, 1996 to $22.6 million for the year ended December 31, 1997. The increase in HLDA revenue over the same periods in 1996 was primarily attributable to sales to a single customer and to revenue from the Verification product portfolio that was not shipping in the comparable period in 1996. Significant sales to the single customer are expected to continue over the next eight quarters pursuant to contractual arrangements with that customer.

Design to Test revenue decreased from $4.2 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997 as a result of the sale of all of the assets used in the business of developing and marketing the TDS Products effective July 1, 1997.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA and Design to Test products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 41.1% from $4.3 million for the year ended December 31, 1996 to $6.1 million for the year ended December 31, 1997. The increase in maintenance and services revenue was attributable to maintenance contracts for verification products acquired in the SimTech acquisition, a maintenance contract with one customer, and additional maintenance revenue related to growth in the installed base of HLDA customers over the previous year, less a decrease in Design to Test maintenance revenue of $1.6 million, due to the sale of the TDS product line.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. Other revenue decreased 20.6% from $567,000, for the year ended December 31, 1996 to $450,000 for the year ended December 31, 1997. There was no revenue from one time technology sales during the years ended December 31, 1996 or 1997. In May 1997, a distribution agreement expired; and as a result, the distribution rights fees paid at the inception of the agreement and amortized into revenue at $50,000 each quarter over the agreement period will no longer be a source of other revenue.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. Cost of product licenses revenue increased 40% from $573,000 for the year ended December 31, 1996 to $804,000 for the year ended December 31, 1997. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 3.8% for the year ended December 31, 1996 to 3.3% for the year ended December 31,1996. This decrease was primarily due to leveraging fixed costs across increased product licenses revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 32.0% from $460,000 for the year ended December 31, 1996 to $607,000 for the year ended December 31, 1997. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 10.7% for the year ended December 31, 1996 to 10.0% for the year ended December 31, 1997. The decrease in the cost of maintenance and services revenue as a percentage of maintenance and services revenue was primarily a result of the Company operating below forecasted staffing levels during the first half of 1997. The Company increased headcount during the second half of 1997, and expects to continue to increase headcount.(2)

-----------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 32 for a discussion of factors that could affect future performance.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 20.2% from $5.8 million for the year ended December 31, 1996 to $6.9 million for the year ended December 31, 1997. In connection with the sale of the TDS product line on July 1, 1997, the Company's research and development staff decreased by 15 engineers. With the acquisition of SimTech on September 9, 1997 the Company added 28 engineers. Additionally, the Company added 25 engineers net, during 1997. As a percentage of total revenue, research and development expenses decreased from 28.7% for the year ended December 31, 1996 to 22.2% for the year ended December 31, 1997 primarily due to the increase in total revenue for 1997. The Company believes that significant investment in research and development is required to remain competitive in its markets, and the Company, therefore, anticipates that research and development expenses will increase in absolute dollars in future periods, but may vary as a percentage of total revenue.(2)

Software development costs are accounted for in accordance with Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs have been expensed as incurred since technological feasibility generally has not been established until shortly before the release of a new product, and no material development costs have been incurred after establishment of technological feasibility.

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 13.8% from $9.3 million for the year ended December 31, 1996 to $10.5 million for the year ended December 31, 1997. The increase was primarily attributable to the addition of 8 sales and marketing personnel and the related increased commissions and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased from 46.0% for the year ended December 31, 1996 to 33.8% for the year ended December 31, 1997. The decrease was primarily attributable to the increase in total revenue for 1997. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars, in part due to the hiring of additional sales personnel.(2)


GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, legal and auditing expenses of the Company. General and administrative expenses increased 32.2% from $3.2 million for the year ended December 31, 1996 to $4.2 million for the year ended December 31, 1997 which includes a $379,000 one-time charge for costs associated with the acquisition of TriQuest. Excluding this one-time charge for costs associated with the TriQuest acquisition, general and administrative expenses increased $644,000 (20.3%) as compared to the same period in 1996. As a percentage of total revenue, excluding the one-time charge associated with the acquisition of TriQuest, general and administrative expenses decreased from 15.8% for 1996 to 12.2% for 1997. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue in 1997. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.

ACQUIRED IN-PROCESS TECHNOLOGY

For the year ended December 31, 1997, $19.9 million of the purchase price for the acquisition of Simulation Technologies Corp. ($22.1 million) was allocated to in-process technology and accordingly, was expensed as of the acquisition date (September 9, 1997). The amount allocated to the in-process technology represented the

----------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 32 for a discussion of factors that could affect future performance.

estimated fair value determined based upon known valuation techniques in the high technology industry. The technological feasibility of the in-process technology had not been established and had no alternative future use at the time of the acquisition. The Company intends to develop this in-process technology although there can be no assurance that technological feasibility and commercial viability can be achieved.

INTEREST EXPENSE

Interest expense decreased from $99,000 for the year ended December 31, 1996 to $11,000 for the year ended December 31, 1997 due to decreased borrowings under the Company's bank line of credit and long term debt and the expiration of certain capital leases obligations.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of Summit Design Asia and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $218,000 for the year ended December 31, 1996 and $1.1 million for the year ended December 31, 1997. The increase in other income was primarily due to increased interest earned on the Company's cash holdings resulting from the initial public offering in October of 1996.

GAIN ON SALE OF TDS PRODUCT LINE

On July 11, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products to Credence Systems Corporation ("CSC") for $5 million. CSC assumed certain liabilities, including the Company's obligations under TDS maintenance contracts entered into prior to the closing. The Company has recorded a gain on the sale of $5.6 milllion.

INCOME TAX PROVISION

The income tax provision increased from a benefit of $245,000 for the year ended December 31, 1996 to a tax provision of $737,000 for the year ended December 31, 1997. The Company utilized substantially all its U.S. Federal and State net operating loss carryforwards to offset a considerable portion of U.S. taxable income for the year ended December 31, 1997. The provision of $737,000 for 1997 is comprised of $1,659,000 of Federal, State and foreign taxes payable, less $922,000 of deferred tax benefit recognized for NOL's available from the TriQuest acquisition as well as research and development credits and alternative minimum tax credits. The provision for 1996 is comprised primarily of Japanese withholding tax of approximately 10% on Japanese sales through June 1996 and alternative minimum tax.


YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

The Company's acquisition of Triquest in February 1997 was accounted for as a pooling of interests as defined by generally accepted accounting principles and, therefore, the Company's financial statements have been restated.

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 42.9% from $14.1 million for the year ended December 31, 1995 to $20.1 million for the year ended December 31, 1996. Sales through one distributor accounted for 14.6% and 12.7% of the Company's total revenue for the years ended December 31, 1996 and 1995, respectively. No customer accounted for more than 10% of the Company's total revenue for the years ended December 31, 1996 and 1995.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA and Design to Test products. Product licenses revenue increased by 46.8% from $10.4 million for the year ended December 31, 1995 to $15.2 million for the year ended December 31, 1996. Revenue from HLDA and Design to Test products accounted for 58.5% and 41.5%, respectively, of product licenses revenue for the year ended December 31, 1995 and 72.2% and 27.8%, respectively, of product licenses revenue for the year ended December 31, 1996.

HLDA revenue increased 81.3 % from $6.1 million for the year ended December 31, 1995 to $11.0 million for the year ended December 31, 1996. The increase was primarily attributable to the hiring of the HLDA sales force beginning in late 1994 and early 1995, improved international distribution and thereafter increased market acceptance of the Company's HLDA products and increased account penetration at major targeted accounts.

Design to Test revenue decreased slightly from $4.3 million for the year ended December 31, 1995 to $4.2 million for the year ended December 31, 1996. Revenue from Design to Test products typically results from fewer, larger orders and, as a result, the timing of orders can result in significant variations in quarterly revenue.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA and Design to Test products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 63.1% from $2.6 million for the year ended December 31, 1995 to $4.3 million for the year ended December 31, 1996. The increase was attributable to an increase in maintenance revenue related to growth in the installed base of HLDA customers and an increase in domestic Design to Test maintenance revenue due to the Company hiring a telemarketing salesperson dedicated to sales of renewal maintenance.

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


COST OF REVENUE


COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. Cost of product licenses revenue decreased 12% from $651,000 for the year ended December 31, 1995 to $573,000 for the year ended December 31, 1996. The decrease was primarily attributable to one-time costs incurred in the year ended December 31, 1995 associated with the write-off of prepaid royalties and obsolete inventory and the production of demonstration and evaluation materials related to the release of new versions of the Company's HLDA products. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 6.3% for the year ended December 31, 1995 to 3.8% for the year ended December 31,1996. This decrease was primarily due to leveraging fixed costs across increased product licenses revenue.


COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 15% from $400,000 for the year ended December 31, 1995 to $460,000 for the year ended December 31, 1996. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 15.2% for the year ended December 31, 1995 to 10.7% for the year ended December 31, 1996.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 7.9% from $5.3 million for the year ended December 31, 1995 to $5.8 million for the year ended December 31, 1996. This increase is primarily related to the costs associated with the five engineers included in the TriQuest acquisition in 1997, which was accounted for as a "pooling of interest." As a percentage of total revenue, research and development expenses decreased from 38.0% for the year ended December 31, 1995 to 28.7% for the year ended December 31, 1996 due to the increase in total revenue for 1996.

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

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 23.7% from $7.5 million for the year ended December 31, 1995 to $9.3 million for the year ended December 31, 1996. The increase was primarily attributable to increased commissions and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased from 53.1% for the year ended December 31, 1995 to 46.0% for the year ended December 31, 1996. The decrease was primarily attributable to the increase in total revenue for 1996.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, legal and auditing expenses of the Company. General and administrative expenses decreased 3.0% from $3.3 million for the year ended December 31, 1995 to $3.2 million for the year ended December 31, 1996. During 1995, the Company wrote-off expenses of approximately $270,000 primarily related to prepaid expenses deemed to have no future value and costs associated with the severance of a senior manager. As a percentage of total revenue, general and administrative expenses decreased from 23.2% for 1995 to 15.8% for 1996. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue in 1996 and the absence of any one time charges.

INTEREST EXPENSE

Interest expense decreased from $203,000 for the year ended December 31, 1995 to 99,000 for the year ended December 31, 1996 due to decreased borrowings under the Company's bank line of credit, long term debt and capital leases obligations.


OTHER INCOME, NET

Other income consists of interest income associated with available cash balances and gains or losses from the sale of property and equipment. Other income was $34,000 for the year ended December 31, 1995 and $218,000 for the year ended December 31, 1996. The increase in other income was primarily due to increased interest earned on the Company's cash holdings.

INCOME TAX PROVISION

The income tax provision decreased from $399,000 for the year ended December 31, 1995 to a tax benefit of $245,000 for the year ended December 31, 1996. The decrease was primarily attributable to the Company, as of June 1996, no longer being required to pay Japanese withholding tax of approximately 10% on its Japanese sales and the recognition in the fourth quarter of 1996 of a net deferred tax asset of $500,000. State income tax payments were lower than statutory limits due to the carryforward of net operating losses.

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

EFFECTIVE CORPORATE TAX RATES

Prior to 1996, the Company had experienced losses for income tax purposes in the United States. The Company is now profitable in the United States and expects to pay income taxes at or near the applicable federal and state statutory tax rates on its U.S. taxable earnings. As of December 31, 1997, the Company has recognized the benefit of its U.S. net operating loss carryforwards and tax credit carryforwards in their financial statements.

The Company's Israeli operations, Summit Design (EDA) Ltd., a wholly owned subsidiary, is a separate taxable Israeli entity. Summit Design (EDA) Ltd. has been granted "Approved Enterprise" status under the Israeli Investment Law, which entitles it to reductions in the tax rate normally applicable to Israeli companies with respect to the income generated by its "Approved Enterprise" programs. In particular, this program covers the seven year period beginning the first year in which Summit Design (EDA) Ltd. generates taxable income from its "Approved Enterprise" (after using any available
NOLs), provided that such benefits will terminate in 2006 regardless of whether the seven year period has expired. The program provides that, during such seven year periods, a portion of the Company's taxable income from its Israeli operations will be taxed at favorable tax rates. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. There can be no assurance that the Company will be granted any approvals and therefore there can be no assurance the Company will continue to have favorable tax status in Israel. Management of the Company intends to permanently reinvest earnings of the Israeli subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due.

The Company has foreign income tax net operating losses, related to the operations of Summit Design (EDA) Ltd., of approximately $5.6 million at December 31, 1997. These foreign losses were generated in Israel over several years and have not yet received final assessment from the Israeli government. Consequently, management is uncertain as to the availability of a substantial portion of such foreign loss carryforwards.

The Company is also subject to risk that United States and foreign tax laws and rates may change in a future period or periods, and that any such changes may materially adversely affect the Company's tax rate. As a result of the factors described above and other related factors, there can be no assurance that the Company will maintain a favorable tax rate in future periods. Any increase in the Company's effective tax rate, or variations in the effective tax rate from period to period, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering in October 1996, raising $16.2 million, net of offering expenses. Prior to the IPO, the Company had financed its operations primarily through the private placement of approximately $15.4 million of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of December 31, 1997, the Company had approximately $19.9 million in cash and cash equivalents. Additionally, the Company has a $1.0 million bank line of credit with a bank. The line of credit expires on April 30, 1998 and borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible assets, including its intellectual property rights. As of December 31, 1997, the Company had no borrowings outstanding under this line of credit.

The Company is obligated to lend up to $2.5 million to an independent software development company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime plus 2%.

As of December 31, 1997, the Company had working capital of approximately $14.6 million.

Net cash generated by operating activities was approximately $12.0 million and $4.6 million for the years ended December 31, 1997 and 1996, respectively. Net cash used in operating activities was approximately $3.3 million for the year ended December 31, 1995. For the year ended December 31, 1997, cash generated by operating activities resulted primarily from improved collection of accounts receivable, an increase in deferred revenues and accrued liabilities and profitability during the period. For 1996, cash generated from operating activities resulted from improved collections, increases in deferred revenue and profitability during the period, while in 1995, the use of cash from operations resulted primarily from the Company's net loss and the increase in accounts receivable.

Net cash used in investing activities was approximately $1,297,000, $847,000, and $785,000 for the years ended December 31, 1997, 1996 and 1995, respectively. For the year ended December 31, 1997, net cash used was primarily related to the acquisition of furniture and equipment, the acquisition of Simulation Technologies, and a loan to an independent software development company, which was partially offset by proceeds from the sale of the TDS product line. For 1996 and 1995, net cash used in investing activities was related primarily to the acquisition of furniture and equipment.

Net cash used in financing activities was approximately $10.6 million for the year ended December 31, 1997. Net cash provided by financing activities was approximately $15.3 million, and $3.6 million for the years ended December 31, 1996, and 1995, respectively. For the year ended December 31, 1997 net cash used in financing activities resulted primarily from the Company repurchasing approximately 939,000 shares of treasury stock and repayment of debt, less proceeds from the issuance of common stock. The cash provided in 1996 was primarily a result of the Company's initial public offering, partially offset by the repayment of $2.1 million of outstanding debt and capital lease obligations. The cash provided in 1995 was related primarily to the issuance of preferred stock and short-term borrowings, partially offset by debt payments and principal payments on capital lease obligations.

From January 1, 1998 to March 23, 1998 the Company repurchased 162,500 shares of its common stock for $2.3 million.

The Company presently believes that its current cash and cash equivalent, together with funds expected to be generated from operations, will satisfy the Company's anticipated working capital and other cash requirements for at least the next 12 months.(2)

The Company is currently reviewing its products, internal systems and infrastructure in order to identify and modify those products and systems that are not Year 2000 compliant. The Company expects any required modification to be made on a timely basis and does not believe that the cost of any such modifications will have a material adverse effect on the Company's operating results. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, implementation of any such modifications and the Company's inability to implement such modifications could have an adverse effect on the Company's future operating results.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

HISTORY OF OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS

The Company incurred a net loss in 1997 and there can be no assurance that the Company will be profitable in the future. In addition, the Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal factors, rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

The Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the latter part of the month. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's revenue is difficult to forecast for several reasons. The market for certain of the Company's software products is evolving. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. The Company operates with little product backlog because its products are typically shipped shortly after orders are received. In addition, a significant portion of the Company's sales are made through indirect channels and can be harder to predict. The Company establishes its expenditure levels for product development, sales and marketing and other operating activities based primarily on its expectations as to future revenue. As a result, if revenue in any quarter falls below expectations, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected. Based

-----------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 32 for a discussion of factors that could affect future performance.

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


PRODUCT CONCENTRATION; UNCERTAINTY OF MARKET ACCEPTANCE OF HLDA

Prior to July 1997, the Company's revenue was predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. Effective July 1, 1997, as a result of the Asset Sale, TDS products ceased to be a source of revenue. With the acquisition of TriQuest in February 1997 and SimTech in September 1997, the Company also derives revenue from verification products which include hardware-software co-verification, code coverage, and HDL debugging products as well as analysis, verification and RTL optimization tools.

The Company believes that HLDA products will continue to account for substantially all of its revenue in the future. As a result, factors adversely affecting sales of these products, including increased competition, inability to successfully introduce enhanced or improved versions of these products, product quality issues and technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's future success depends primarily upon the market acceptance of its existing and future HLDA products. The Company commercially shipped its first HLDA product, Visual HDL for VHDL, in the first quarter of 1994. For the years ended December 31, 1997, 1996 and 1995, respectively, revenue from HLDA products and related maintenance contracts represented 76.5%, 63.5%, and 43.6%, respectively, of the Company's total revenue. The Company's HLDA products incorporate certain unique design methodologies and thus represent a departure from industry standards for design creation and verification. The Company believes that broad market acceptance of its HLDA products will depend on several factors, including the ability to significantly enhance design productivity, ease of use, interoperability with existing EDA tools, price and the customer's assessment of the Company's financial resources and its technical, managerial, service and support expertise. The Company also depends on its distributors to assist the Company in gaining market acceptance of its products. There can be no assurance that sufficient priority will be given by the Company's distributors to marketing the Company's products or whether such distributors will continue to offer the Company's products. There can be no assurance that the Company's HLDA products will achieve broad market acceptance. A decline in the demand for, or the failure to achieve broad market acceptance of, the Company's HLDA products will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Although demand for HLDA products has increased in recent years, the market for HLDA products is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to purchase the Company's HLDA products. If the market for HLDA products fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition, results of operations or cash flows would be materially adversely affected.

Traditionally, EDA customers have been risk averse in accepting new design methodologies. Because many of Summit's tools embody new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge to the Company and makes the introduction and acceptance of new products unpredictable. The Company's Visual Testbench product, introduced in the fourth quarter of 1995, provides a new methodology and requires a change in the traditional design flow for creating IC test programs. The Company anticipates a lengthy period of test marketing for the Visual Testbench product. Accordingly, the Company cannot predict the extent, to which it will realize revenue from Visual Testbench in excess of the revenue expected to be received pursuant to an OEM agreement with CSC entered into in July 1997. As part of this agreement, CSC must purchase a minimum of $16.0 million of Visual Testbench licenses over a thirty-month period which began in July 1997. As of December 31, 1997, the Company had sold $6.2 million of Visual Testbench licenses to CSC pursuant to the agreement. The Company will need to replace this revenue when the $16.0 million purchase obligation is satisfied and the failure of the Company to replace this revenue would have a material adverse effect on the Company's operating results.

COMPETITION

The EDA industry is highly competitive and the Company expects competition to increase as other EDA companies introduce HLDA products. In the HLDA market, the Company principally competes with Mentor Graphics and a number of smaller firms. Indirectly, the Company also competes with other firms that offer alternatives to HLDA and could potentially offer more directly competitive products in the future. Certain of these companies have significantly greater financial, technical and marketing resources and larger installed customer bases than the Company. Some of the Company's current and future competitors offer a more complete range of EDA products and may distribute products that directly compete with the Company's HLDA products by bundling such products with their core product line. In addition, the Company's products perform a variety of functions, certain of which are, and in the future may be, offered as separate products or discrete point solutions by the Company's existing and future competitors. For example, certain companies currently offer design entry products without simulators. There can be no assurance that such competition will not cause the Company to offer point solutions instead of, or in addition to, the Company's current software products. Such point solutions would be priced lower than the Company's current product offerings and could cause the Company's average selling prices to decrease, which could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

The Company competes on the basis of certain factors including product capabilities, product performance, price, support of industry standards, ease of use, first to market and customer technical support and service. The Company believes that it competes favorably overall with respect to these factors. However, in particular cases, the Company's competitors may offer HLDA products with functionality which is sought by the Company's prospective customers and which differs from that offered by the Company. In addition, certain competitors may achieve a marketing advantage by establishing formal alliances with other EDA vendors. Further, the EDA industry in general has experienced significant consolidation in recent years, and the acquisition of one of the Company's competitors by a larger, more established EDA vendor could create a more significant competitor. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. There can be no assurance that the Company's current and future competitors will not be able to develop products comparable or superior to those developed by the Company or to adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

DEPENDENCE ON ELECTRONICS INDUSTRY MARKET

Because the electronics industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures, certain segments, including the computer, semiconductor, semiconductor test equipment and telecommunications industries, have experienced sudden and unexpected economic downturns. During these periods, capital spending is commonly curtailed and the number of design projects often decreases. Because the Company's sales are dependent upon capital spending trends and new design projects, negative factors affecting the electronics industry could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. A number of electronics companies, including customers of the Company, have recently experienced a slowdown in their businesses. The Company's future operating results may reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from customers and other factors.

DEPENDENCE ON THIRD PARTIES FOR PRODUCT INTEROPERABILITY

Because the Company's products must interoperate with EDA products of other companies, particularly simulation and synthesis products, the Company must have timely access to third party software to perform development and testing of its products. Although the Company has established relationships with a variety of EDA vendors to gain early access to new product information, these relationships may be terminated by either party with limited notice. In addition, such relationships are with companies that are current or potential future competitors of the Company, including Synopsys, Mentor Graphics and Cadence. If any of these relationships were terminated and the Company was unable to obtain, in a timely manner, information regarding modifications of third party products necessary for modifying its software products to interoperate with these third party products, the Company could experience a significant increase in development costs, the development process would take longer, product introductions would be delayed and the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE; EVOLVING INDUSTRY STANDARDS

The EDA industry is characterized by extremely rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In addition, customers in the EDA industry require software products that allow them to reduce time to market, differentiate their products, improve their engineering productivity and reduce their design errors. The Company's future success will depend upon its ability to enhance its current products, develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if such product releases have been pre-announced, the Company's business, financial condition, results of operations or cash flows will be materially adversely affected.

Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.


DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 29%, 46% and 42% of the Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made through distributors. The Company has also entered into a joint venture with Anam pursuant to which the joint venture corporation Summit Asia acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. The Company is currently restructuring the ownership and responsibilities of Summit Asia. There can be no assurance that any restructuring would result in Summit Asia becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase. During the first quarter of 1997, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support Summit's Visual Testbench products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its HLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. In March 1997, the Company entered into a three-year distribution agreement with Kanematsu USA Inc. pursuant to which Kanematsu was granted exclusive distribution rights to sell, distribute and support certain verification products in Japan. For the year ended December 31, 1997, all sales of the Company's products in the Asia-Pacific region were through Seiko, Summit Asia, ATE and Kanematsu.

There can be no assurance the relationships with Seiko, Summit Asia, ATE and Kanematsu will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships. The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Seiko, Summit Asia, ATE and Kanematsu, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

INTERNATIONAL SALES AND OPERATIONS

Approximately 33%, 50% and 52% of the Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific Region have been experiencing adverse conditions which could adversely affect demand for the Company's products in such region.

In order to successfully expand international sales, the Company may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors. This will require significant management attention and financial resources and could adversely affect the Company's operating margins. In addition, to the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited. There can be no assurance that the Company will be able to maintain or increase international sales of the Company's products, and failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

MANAGEMENT OF GROWTH AND ACQUISITIONS

Summit's ability to achieve significant growth will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage current and future employees. Summit expects any such growth will place a significant strain on its operational resources and systems. Failure effectively to manage any such growth would have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

On February 28, 1997, Summit completed its acquisition of TriQuest and on September 9, 1997, Summit completed its acquisition of SimTech. As a result of these acquisitions, Summit's operating expenses are expected to increase. There can be no assurance that the integration of TriQuest's and SimTech's business can be successfully completed in a timely fashion, or at all, or that the revenues from TriQuest and SimTech will be sufficient to support the costs associated with the acquired businesses, without adversely affecting Summit's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows. In addition, Summit regularly evaluates acquisition opportunities. Future acquisitions by Summit could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse affect on Summit's results of operations.

OPERATIONS IN ISRAEL

The Company's research and development operations related to its HLDA products are located in Israel and may be affected by economic, political and military conditions in that country. Accordingly, the Company's business, financial condition and results of operations could be materially adversely affected if hostilities involving Israel should occur. This risk is heightened due to the restrictions on the Company's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel as described in "--Israeli Research, Development and Marketing Grants." In addition, while all of the Company's sales are denominated in U.S. dollars, a portion of the Company's annual costs and expenses in Israel are paid in Israeli currency. These costs and expenses were approximately $4.7,
$4.3 and $4.3 million in 1997, 1996 and 1995, respectively.   Payment in Israeli
currency subjects the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation, which has been approximately 7%, 11% and 8% during 1997, 1996, and 1995, respectively. The Company's primary expense which is paid in Israeli currency is employee salaries for research and development activities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. In addition, coordination with and management of the Israeli operations requires the Company to address differences in culture, regulations and time zones. Failure to successfully address these differences could be disruptive to the Company's operations.

The Company's Israeli production facility has been granted the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. There can be no assurance that the Company's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

DEPENDENCE ON KEY PERSONNEL

The Company's future success depends in large part on the continued service of its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. The Company has entered into employment agreements with certain of its executive officers, however, such agreements do not guarantee the services of these employees and do not contain noncompetition provisions. Competition for personnel in the software industry in general, and the EDA industry in particular, is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key personnel or that it will be successful in attracting and retaining other qualified technical, sales and marketing and management personnel in the future. The loss of any key employees or the inability to attract and retain additional qualified personnel may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company does not carry "key person" life insurance on any of its key personnel. The Company recently hired a new Vice President of Worldwide Marketing and Sales and several new sales persons. The Company's future success will depend in part on the ability of these new persons to rapidly and effectively transition into their new positions. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of additional personnel, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts have been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of December 31, 1997, approximately $261,000 was outstanding under the grant.

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

The Company provides its HLDA Plus products to end-users primarily under "shrink-wrap" license agreements included within the packaged software In addition, the Company delivers certain of its verification products electronically under an electronic version of a "shrink wrap" license agreement. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

The Company could be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows, the functionality of products in its industry segment overlaps and an increasing number of software patents are granted by the United States Patent and Trademark Office. There can be no assurance that a third party will not claim such infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. Failure to protect its proprietary rights or claims of infringement could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

YEAR 2000

The Company is currently reviewing its products, internal systems and infrastructure in order to identify and modify those products and systems that are not Year 2000 compliant. The Company expects any required modification to be made on a timely basis and does not believe that the cost of any such modifications will have a material adverse effect on the Company's operating results. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, implementation of any such modifications and the Company's inability to implement such modifications could have an adverse affect on the Company's future operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPORTING DATA


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page
                                                               ----
Report of Independent Accountants.............................  41

Consolidated Balance Sheets as of December 31, 1997 and 1996..  42

Consolidated Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995..............................  43

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1997, 1996 and 1995 .................  44

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995..............................  45

Notes to Consolidated Financial Statements....................  46

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Summit Design, Inc.

We have audited the accompanying consolidated balance sheets of Summit Design, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Design, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                    COOPERS & LYBRAND L.L.P.


Portland, Oregon
January 30, 1998

                                SUMMIT DESIGN, INC.

                            CONSOLIDATED BALANCE SHEETS
                       (In thousands, except per share data)

                                                              DECEMBER 31,
                                                          --------------------
                                                           1997         1996
                                                          --------------------
                             ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . .  $19,898      $19,772
     Accounts receivable, less allowance for
        doubtful accounts of $592 and $433 . . . . . . .    5,110        5,567
     Prepaid expenses and other. . . . . . . . . . . . .      520          487
     Deferred income taxes . . . . . . . . . . . . . . .    1,209            -
                                                          -------      -------
        Total current assets . . . . . . . . . . . . . .   26,737       25,826

Furniture and equipment, net . . . . . . . . . . . . . .    2,666        1,832
Intangibles, net . . . . . . . . . . . . . . . . . . . .    1,622            -
Deferred income taxes. . . . . . . . . . . . . . . . . .      533          500
Deposits and other assets. . . . . . . . . . . . . . . .    1,055          468
                                                          -------      -------
        Total assets . . . . . . . . . . . . . . . . . .  $32,613      $28,626
                                                          -------      -------
                                                          -------      -------

                        LIABILITIES
Current liabilities:
     Long-term debt, current portion . . . . . . . . . .  $   105      $   462
     Capital lease obligation, current portion . . . . .       49           65
     Accounts payable. . . . . . . . . . . . . . . . . .    1,182        1,454
     Accrued liabilities . . . . . . . . . . . . . . . .    5,157        2,869
     Deferred revenue. . . . . . . . . . . . . . . . . .    5,668        3,758
                                                          -------      -------
        Total current liabilities. . . . . . . . . . . .   12,161        8,608

Long-term debt, less current portion . . . . . . . . . .      156          675
Capital lease obligation, less current portion . . . . .       43           95
Deferred revenue, less current portion . . . . . . . . .        -           67
                                                          -------      -------
        Total liabilities. . . . . . . . . . . . . . . .   12,360        9,445
                                                          -------      -------
                                                          -------      -------

Commitments  and contingencies (Notes 10 and 17)

                STOCKHOLDERS' EQUITY
Common stock, $.01 par value. Authorized 30,000;
    issued and outstanding 15,631 shares in 1997
    and 13,874 shares in 1996. . . . . . . . . . . . . .      156          139
Additional paid-in capital . . . . . . . . . . . . . . .   51,772       33,235
Treasury stock, at cost, 939 shares in 1997. . . . . . .  (11,555)           -
Accumulated deficit. . . . . . . . . . . . . . . . . . .  (20,120)     (14,193)
                                                          -------      -------
        Total stockholders' equity . . . . . . . . . . .   20,253       19,181
                                                          -------      -------
        Total liabilities and stockholders' equity . . . $ 32,613     $ 28,626
                                                          -------      -------
                                                          -------      -------

                The accompanying notes are an integral part of the
                       consolidated financial statements.

                               SUMMIT DESIGN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                              YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                           1997        1996         1995
                                         --------    --------     --------
Revenue:
     Product licenses. . . . . . . . . . $ 24,676    $ 15,244     $ 10,383
     Maintenance and services. . . . . .    6,068       4,300        2,637
     Other . . . . . . . . . . . . . . .      450         567        1,050
                                         --------    --------     --------
       Total revenue . . . . . . . . . .   31,194      20,111       14,070
Cost of revenue: . . . . . . . . . . . .
     Product licenses. . . . . . . . . .      804         573          651
     Maintenance and services. . . . . .      607         460          400
                                         --------    --------     --------
       Total cost of revenue . . . . . .    1,411       1,033        1,051
                                         --------    --------     --------
Gross profit . . . . . . . . . . . . . .   29,783      19,078       13,019
Operating expenses:
     Research and development. . . . . .    6,929       5,766        5,343
     Sales and marketing . . . . . . . .   10,532       9,252        7,477
     General and administrative. . . . .    4,196       3,173        3,271
     In-process technology . . . . . . .   19,937         -            -
                                         --------    --------     --------
       Total operating expenses. . . . .   41,594      18,191       16,091
                                         --------    --------     --------
Income (loss) from operations. . . . . .  (11,811)        887       (3,072)
Interest expense . . . . . . . . . . . .      (11)        (99)        (203)
Other income, net. . . . . . . . . . . .    1,058         218           34
Gain on sale of TDS product line . . . .    5,574           -            -
                                         --------    --------     --------
Income (loss) before income taxes. . . .   (5,190)      1,006       (3,241)
Income tax provision (benefit) . . . . .      737        (245)         399
                                         --------    --------     --------
Net income (loss). . . . . . . . . . . .  $(5,927)    $ 1,251     $ (3,640)
                                         --------    --------     --------
                                         --------    --------     --------

Earnings per share - Basic:. . . . . . .
  Earnings per share . . . . . . . . . .  $ (0.42)    $  0.10     $  (0.33)
                                         --------    --------     --------
                                         --------    --------     --------
  Number of shares used in
  computing basic earnings per share . .   14,197      12,035       10,880

Earnings per share - Diluted:. . . . . .
  Earnings per share . . . . . . . . . .  $ (0.42)    $  0.10     $  (0.33)
                                         --------    --------     --------
                                         --------    --------     --------
  Number of shares used in
  computing diluted earnings per share .   14,197      13,038       10,880



               The accompanying notes are an integral part of the
                   consolidated financial statements.

                              SUMMIT DESIGN, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 1997, 1996 and 1995
                        (In thousands, except shares)


                                                           Convertible
                                                          Preferred Stock             Common Stock
                                                      -----------------------   ------------------------
                                                        Shares      Amount        Shares       Amount
                                                      ----------  -----------   -----------  -----------
Balance, December 31, 1994..........................   8,599,012          86      1,968,590          20
Issuance of Series E preferred stock................     600,000           6
Issuance of Series A preferred stock................      80,383         444
Repurchase of Series C preferred stock..............     (65,000)         (1)
Repurchase of Series D preferred stock..............     (30,666)
Issuance of common stock............................                                141,722          43
Issuance of common stock under stock option plan....                                 71,757           1
Repurchase of common stock..........................                               (153,705)         (2)
Net loss............................................
                                                      ----------  -----------   -----------       -----
Balance, December 31, 1995..........................   9,183,729         535      2,028,364          62
Issuance of convertible Preferred stock.............     290,938         986
Issuance of common stock in in initial public
 offering, net of Issuance costs....................                              2,000,000          20
Issuance of common stock under stock option plan and
 other..............................................                                383,952           6
Conversion of preferred stock to common stock.......  (9,474,667)     (1,521)     9,474,667          95
Repurchase of common stock..........................                                (12,737)
Conversion of TriQuest common stock.................                                                (44)
Net income..........................................
                                                      ----------  -----------   -----------       -----
Balance, December 31, 1996..........................          --          --     13,874,246         139
Issuance of common stock............................                                 23,859
Issuance of common stock under stock option plan....                                440,711           4
Issuance of common stock under employee stock
 purchase plan......................................                                 58,701           1
Repurchase of common stock..........................                                (23,760)
Issuance of common stock in conjunction with a
 business combination...............................                              1,256,777          12
Purchase of treasury stock..........................
Tax benefit of option exercises.....................
Net loss............................................
                                                      ----------  -----------   -----------       -----
Balance, December 31, 1997..........................          --   $      --     15,630,534   $     156
                                                      ----------  -----------   -----------       -----
                                                      ----------  -----------   -----------       -----


                                                      Additional      Treasury Stock                        Total
                                                        Paid-in    ---------------------   Accumulated   Stockholders'
                                                        Capital     Shares      Amount       Deficit        Equity
                                                      -----------  ---------   ---------  -------------  -------------
Balance, December 31, 1994..........................      12,993                              (11,804)         1,295
Issuance of Series E preferred stock................       2,575                                               2,581
Issuance of Series A preferred stock................                                                             444
Repurchase of Series C preferred stock..............         (64)                                                (65)
Repurchase of Series D preferred stock..............        (115)                                               (115)
Issuance of common stock............................                                                              43
Issuance of common stock under stock option plan....          49                                                  50
Repurchase of common stock..........................          (1)                                                 (3)
Net loss............................................                                           (3,640)        (3,640)
                                                      -----------  ---------   ---------  -------------  -------------
Balance, December 31, 1995..........................      15,437          --          --      (15,444)           590
Issuance of convertible Preferred stock.............                                                             986
Issuance of common stock in in initial public
 offering, net of Issuance costs....................      16,204                                              16,224
Issuance of common stock under stock option plan and
 other..............................................         134                                                 140
Conversion of preferred stock to common stock.......       1,418                                                  (8)
Repurchase of common stock..........................          (2)                                                 (2)
Conversion of TriQuest common stock.................          44                                                  --
Net income..........................................                                            1,251          1,251
                                                      -----------  ---------   ---------  -------------  -------------
Balance, December 31, 1996..........................      33,235          --          --      (14,193)        19,181
Issuance of common stock............................           8                                                   8
Issuance of common stock under stock option plan....         561                                                 565
Issuance of common stock under employee stock
 purchase plan......................................         349                                                 350
Repurchase of common stock..........................          (4)                                                 (4)
Issuance of common stock in conjunction with a
 business combination...............................      16,654                                              16,666
Purchase of treasury stock..........................                (939,381)    (11,555)                    (11,555)
Tax benefit of option exercises.....................         969                                                 969
Net loss............................................                                           (5,927)        (5,927)
                                                      -----------  ---------   ---------  -------------  -------------
Balance, December 31, 1997..........................   $  51,772    (939,381)  $ (11,555)   $ (20,120)     $  20,253
                                                      -----------  ---------   ---------  -------------  -------------
                                                      -----------  ---------   ---------  -------------  -------------

             The accompanying notes are an integral part of the
                    consolidated financial statements.

                              SUMMIT DESIGN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1997        1996        1995
                                                                              ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).........................................................  $   (5,927) $    1,251  $   (3,640)
  Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization...........................................         974         858         599
    (Gain) loss on asset disposition........................................           2          18          (1)
    Gain on sale of TDS product line........................................      (5,574)         --          --
    Write-off of acquired in-process technology.............................      19,937          --          --
    Deferred taxes..........................................................      (1,242)       (500)         --
    Changes in assets and liabilities:
      Accounts receivable...................................................         962         (46)     (1,377)
      Prepaid expenses......................................................           4        (158)         (4)
      Accounts payable......................................................        (278)        411        (306)
      Accrued liabilities...................................................       1,651         553         821
      Deferred revenue......................................................       1,595       2,066         380
      Other, net............................................................         (68)        160         194
                                                                              ----------  ----------  ----------
        Net cash provided by (used in) operating activities.................      12,036       4,613      (3,334)
                                                                              ----------  ----------  ----------
Cash flows from investing activities:
  Additions to furniture and equipment......................................      (1,612)       (755)       (802)
  Acquisitions, net of cash received........................................      (3,816)         --          --
  Proceeds from sale of product line........................................       4,666          --          --
  Proceeds from sale of assets..............................................          30           8          17
  Notes receivable..........................................................        (565)         --          --
  Investment in joint venture...............................................          --        (100)         --
                                                                              ----------  ----------  ----------
      Net cash used in investing activities.................................      (1,297)       (847)       (785)
                                                                              ----------  ----------  ----------
Cash flows from financing activities:
  Issuance of preferred stock...............................................          --         977       3,025
  Issuance of common stock, net.............................................         922      16,364          77
  Tax benefit of option exercises...........................................         969          --          --
  Payments to acquire treasury stock........................................     (11,555)         --          --
  Proceeds from notes payable and long-term debt............................          --          96       3,310
  Repurchase of preferred stock.............................................          --          --        (180)
  Repurchase of common stock................................................          (4)         (2)        (13)
  Principal payments of debt obligations....................................        (876)     (1,928)     (2,329)
  Principal payments of capital lease obligations...........................         (69)       (205)       (260)
                                                                              ----------  ----------  ----------
      Net cash (used in) provided by financing activities...................     (10,613)     15,302       3,630
                                                                              ----------  ----------  ----------
      Increase (decrease) in cash and cash equivalents......................         126      19,068        (489)
Cash and cash equivalents, beginning of year................................      19,772         704       1,193
                                                                              ----------  ----------  ----------
Cash and cash equivalents, end of year......................................  $   19,898  $   19,772  $      704
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

Supplemental disclosure (see Note 16)

             The accompanying notes are an integral part of the
                    consolidated financial statements.

                             SUMMIT DESIGN, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY:

Summit Design, Inc. (Summit or the Company) develops, manufactures and markets software which enhances and accelerates the creation of electronic systems and integrated circuits using top-down design methodologies. The Company provides software products for design specification entry, design analysis and verification. Subsidiaries of the Company are located in the United States and Israel. The Company markets and sells its products in the United States, Europe, and Asia through its direct sales force and distributor relationships.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the Company's significant accounting policies:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Summit Verification, Inc. and Summit Design (EDA) Ltd. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

REVENUE RECOGNITION

Product licenses revenue is derived from the sale of software licenses to distributors and end-users. Revenue from the sale of product licenses is recognized upon delivery of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable. The Company provides a ninety-day warranty that its products are free from defects. Estimated sales returns and provisions for insignificant vendor obligations and estimated warranty costs are recorded upon delivery of the product.

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

The Company records revenue from sales through distributors upon sales from distributors to a third party or end user.

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

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 31, 1997, substantially all of the Company's cash and cash equivalents are invested in interest-bearing deposits and other short-term investments with several major banks.

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

INTANGIBLES

Intangible assets include goodwill and purchased technology which are being amortized on a straight line basis over five and three years, respectively. Purchased technology represents acquired software which has been fully developed, achieved technological feasibility, reached commercial viability, and is generating revenue. The carrying value of intangible assets are reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable. Total accumulated amortization related to these intangible assets is $150,000 at December 31, 1997.

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

FOREIGN CURRENCY TRANSLATION

The Company's subsidiary in Israel uses the U.S. dollar as its functional currency for financial reporting purposes. The Company's sales to foreign distributors and customers are denominated in U.S. dollars. Operating expenses of the Company's subsidiary in Israel and other international operations are paid in the local currency. Transaction gains and losses, as well as gains and losses experienced with respect to remeasurement to the functional currency are recorded in the consolidated statement of operations.

                                SUMMIT DESIGN, INC.

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


DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximated fair value as of December 31, 1997 and 1996 because of the relatively short maturity of these instruments. The carrying value of capital lease obligations and long-term debt approximated fair value as of December 31, 1997 and 1996, based upon the interest rates available to the Company for similar instruments.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 128 EARNINGS PER SHARE effective for fiscal periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable with international EPS standards. This statement requires restatement of all prior period data presented and, therefore, the Company has restated EPS for the years ended December 31, 1996 and 1995, respectively. The principal differences between the provisions of SFAS No. 128 and previous authoritative pronouncements are exclusion of common stock equivalents in the determination of basic EPS and the market price at which common stock equivalents are calculated in the determination of diluted EPS. Basic EPS is computed using the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, FASB issued SFAS No. 130, "Comprehensive Income" SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in a statement of comprehensive income. Management does not expect the adoption to have a material effect on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The statement is effective for fiscal years beginning after December 15, 1997 and will modify the disclosure of certain segment information for the Company.

                                SUMMIT DESIGN, INC.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement also permits reduced disclosures for nonpublic entities. This statement is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption to have any effect on the consolidated financial statements.

In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition", which supersedes SOP 91-1 and is effective for transactions entered into in years beginning after December 15, 1997. Management has not yet determined the effect of the adoption of this statement.

3.   ACQUISITION OF TRIQUEST DESIGN AUTOMATION, INC.:

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

The following presents the previously separate results of TriQuest for the year ended December 31, 1996, and the two months ended February 28, 1997:

                                   December 31, 1996    February 28, 1997
                                   -----------------    -----------------
                                                           (unaudited)
                                   (in thousands, except per share data)
                      Revenues           $    151             $    199
                                         --------             --------
                                         --------             --------

                      Net loss           $  1,425             $    143
                                         --------             --------
                                         --------             --------

4.   SALE OF TDS PRODUCT LINE:

On July 11, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC") for $5 million. CSC assumed certain liabilities, including the Company's obligations under TDS maintenance contracts entered into prior to the closing. CSC also agreed to purchase $2 million of Visual interface licenses in the second quarter. TDS product license, maintenance and services and other revenue for the years ended December 31, 1995, 1996 and 1997 were $6,978,000, $7,331,000 and $3,500,000, respectively.

The Company and CSC also entered into a software license agreement ("OEM Agreement") in which CSC agreed to purchase $16 million of Visual Testbench licenses over a thirty-month period subject to specified quarterly maximums and certain additional conditions. Additionally, CSC entered into an 18 month maintenance agreement for $2 million associated with the Visual Testbench product.

                                SUMMIT DESIGN, INC.

5.   ACQUISITION OF SIMULATION TECHNOLOGIES CORP.:

On September 9, 1997, the Company acquired Simulation Technologies Corp. ("SimTech"), a Minnesota Corporation. SimTech develops and distributes hardware-software co-verification, code coverage and HDL debugging software.
The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of SimTech options assumed by the Company) was 1,980,000 shares of Summit common stock and $3,875,000 in cash.
The transaction was accounted for using the purchase method of accounting, accordingly, the results of operations from September 9, 1997 are included in the consolidated statements of operations. The total purchase price of $22.1 million was determined based upon the cash paid and the market value of the stock and options issued and was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition. The fair value of tangible assets acquired and liabilities assumed were $1.3 million and $2.2 million, respectively. In addition, $19.9 million was allocated to in-process technology which had not reached technological feasibility and had no probable alternative uses, which the Company expensed as of the acquisition date. The remainder of the purchase price was allocated to purchased technology ($1,037,000) and identifiable intangibles ($735,000), which are being amortized on a straight line basis over three and five years, respectively.

The following table reflects unaudited pro forma combined results of operations of the Company and SimTech on a basis that the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented, excluding the effect of the one-time charge of in-process technology:

                                       December 31,        December 31,
                                           1996                1997
                                       ------------        ------------
                                     (in thousands, except per share data)

         Revenues                      $  24,188           $  35,033
                                       ---------           ---------
                                       ---------           ---------
         Net income                    $   1,447           $  11,809
                                       ---------           ---------
                                       ---------           ---------
         Basic earnings per share      $    0.11           $    0.78
                                       ---------           ---------
                                       ---------           ---------
         Diluted earnings per share    $    0.10           $    0.74
                                       ---------           ---------
                                       ---------           ---------
         Number of shares used in
         computing basic earnings
         per share                        13,292              15,062
                                       ---------           ---------
                                       ---------           ---------
         Number of shares used in
         computing diluted earnings
         per share                        14,295              16,059
                                       ---------           ---------
                                       ---------           ---------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or at the beginning of 1997 or under the ownership and management of the Company.

In connection with this transaction the Company also repurchased 939,000 shares of Summit common stock in private transactions at an average price of $12.30 per share for $11,555,000 in cash.

                                SUMMIT DESIGN, INC.

6.   FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following (in thousands):

                                                            December 31,
                                                          1997       1996
                                                        --------   --------
Office furniture and equipment . . . . . . . . . .      $    596   $    513
Computer equipment . . . . . . . . . . . . . . . .         3,553      3,124
Leasehold improvements . . . . . . . . . . . . . .            66         41
                                                        --------   --------
                                                           4,215      3,678
Less accumulated depreciation and amortization . .        (1,549)    (1,846)
                                                        --------   --------
                                                        $  2,666   $  1,832
                                                        --------   --------
                                                        --------   --------

7.   NOTE RECEIVABLE:

In July 1997, the Company entered into an agreement to lend up to $2.5 million to an independent software development company pursuant to a loan agreement which is collateralized by the intellectual property and stock of the software development company. Borrowings under this agreement bear interest at prime rate plus 2%. Total amounts due to the Company under this agreement at December 31, 1997 are $490,000 and are included in other non-current assets.

8.   NOTE PAYABLE TO BANK:

The Company has available a $1 million line of credit with U.S. National Bank of Oregon, which matures April 30, 1998 and is collateralized by accounts receivable, inventory, chattel paper, general intangibles, patents, trademarks, copyrights and products and proceeds of the foregoing. Maximum borrowings under the line shall not exceed 75% of eligible accounts receivable. Interest on the unpaid balance accrues at a rate that ranges from prime to prime plus 0.75%, depending on the debt to tangible net worth ratio maintained by the Company, and is payable monthly. The prime rate at December 31, 1997 was 8.5%. There was no amount outstanding at December 31, 1997.

The line of credit agreement contains financial covenants, including covenants relating to maintenance of a minimum level of working capital, net worth, the ratio of debt to net worth and dividend restrictions. The Company was in compliance with these covenants at December 31, 1997.

9.   ACCRUED LIABILITIES:

Accrued liabilities consists of the following (in thousands):

                                                        December 31,
                                                    --------   --------
                                                      1997       1996
                                                    --------   --------
Payroll and related benefits . . . . . .            $  2,862   $  1,610
Sales and marketing. . . . . . . . . . .                 435        225
Accounting and legal . . . . . . . . . .                 260        301
Federal and state income taxes payable .                 819          -
Sales taxes payable. . . . . . . . . . .                 114        115
Other. . . . . . . . . . . . . . . . . .                 667        618
                                                    --------   --------
                                                    $  5,157   $  2,869
                                                    --------   --------
                                                    --------   --------

                                SUMMIT DESIGN, INC.

10.   LEASES:

The Company is obligated under capital leases for equipment that expire at various dates during the next three years. The leased assets are included in equipment at a capitalized amount of $197,000 and $662,000 at December 31, 1997 and 1996, respectively. Related accumulated amortization of $108,000 and $508,000 at December 31, 1997 and 1996 is included in accumulated depreciation.

The Company has entered into a noncancelable operating lease for the use of a building. Rental expense was approximately $285,000, $303,000, and $261,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, Summit Design (EDA) Ltd. has entered into a sublease with a related party for its premises. The lease expires in 1998. Annual rent is contingent on the Israeli consumer price index and is approximately $145,000 annually.

Future minimum lease payments under these operating and capital leases for the years ending December 31 are as follows (in thousands):

                                                         Capital    Operating
                                                          Leases     Leases
                                                         --------   --------
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . $     52   $    860
1999 . . . . . . . . . . . . . . . . . . . . . . . . . .       44        549
2000 . . . . . . . . . . . . . . . . . . . . . . . . . .        -        106
                                                         --------   --------
   Total minimum lease payments. . . . . . . . . . . . .       96   $  1,515
   Less amount representing interest (at 4%) . . . . . .       (4)  --------
                                                         --------   --------
   Present value of minimum capital lease payments . . .       92
   Current portion of capital lease obligation . . . . .      (49)
                                                         --------
   Capital leases obligation, less current portion . . . $     43
                                                         --------
                                                         --------

11.   LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                               December 31,
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
Marketing grant payable to the Israeli government. . . . . $    261   $    364
Chief Scientist grant payable to the Israeli government. .        -        773
                                                           --------   --------
                                                                261      1,137
Current portion. . . . . . . . . . . . . . . . . . . . . .     (105)      (462)
                                                           --------   --------
Non-current portion. . . . . . . . . . . . . . . . . . . . $    156   $    675
                                                           --------   --------
                                                           --------   --------

The Chief Scientist grant represents research and development funding of approximately $232,000 in 1993 and $608,000 in 1995 received from the Israeli government. The Company repaid both the 1993 and 1995 grants in full during 1997.

The Company received a Marketing Fund grant of $423,000 from the Israeli Ministry of Industry and Trade through December 31, 1997. This grant is to be repaid at the rate of 3% of the increase in export sales of all Israeli products over the base year until repaid.

                                SUMMIT DESIGN, INC.

Future principal payments of debt outstanding for the years ending December 31 are as follows (in thousands):

     1998 . . . . . . . . . . . . . . . . . .       105
     1999 . . . . . . . . . . . . . . . . . .        78
     2000 . . . . . . . . . . . . . . . . . .        78
                                                 ------
                                                 $  261
                                                 ------
                                                 ------

12.   STOCKHOLDERS' EQUITY:

1994 INCENTIVE STOCK OPTION PLAN

The Company has an Incentive Stock Option Plan ("1994 Plan") pursuant to which the Company may grant options to employees and consultants. Under the terms of the 1994 Plan, the option price is determined as the fair value of the Company's common stock at the time the option is granted. Under the plan, 2,322,000 shares of common stock are authorized for issuance. Options granted prior to the Company's initial public offering generally became immediately exercisable. Shares issued are subject to repurchase until vested. Options granted subsequent to the Company's initial public offering are exercisable upon vesting. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the date of grant.

There were 25,607, 366,094, and 622,915 shares of common stock reserved for the grant of stock options under the 1994 Plan at December 31, 1997, 1996 and 1995, respectively.

1996 DIRECTOR OPTION PLAN

Non-employee directors are entitled to participate in the Company's 1996 Director Option Plan (the "Director Plan"). The Director Plan provides for an automatic grant of an option to purchase 7,500 shares of common stock to each non-employee director on the date on which the Director Plan becomes effective or, if later, an option to purchase 10,000 shares of common stock on the date on which the person first becomes a non-employee director and 10,000 shares on the date of the annual meeting of each subsequent year, provided that he or she is then a non-employee director and, provided further, that on such date he or she has served on the Board for at least six months. Options granted under the Director Plan generally become vested and all exercisable 12 months after the grant date and are granted at an exercise price equal to 100% of the fair market value per share on the date of the grant. The company has reserved 150,000 shares of common stock for issuance under the 1996 Director Plan. The Company granted 40,000 options under this plan in 1997.

1997 NONSTATUTORY STOCK OPTION PLAN

The Company established the 1997 Nonstatutory Stock Option Plan ("Nonstatutory Plan") in order to provide additional incentive to employee's, directors and consultants. Options granted under the plan will be nonstatutory stock options and are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the grant date. In addition, no more than 25,000 options may be granted to directors and persons considered "officers" by the NASDAQ Stock Market. The maximum aggregate number of shares of common stock authorized for issuance is 250,000 shares. The Company granted 143,000 options under the Nonstatutory Plan in 1997.

                                SUMMIT DESIGN, INC.

A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                           Exercise
                                          Options        Price Range
                                         ---------      --------------
Balance, December 31, 1994 . . . . . . .   873,457      $0.02 -- $5.00
    Options granted. . . . . . . . . . .   558,627      $0.33 -- $1.75
    Options exercised. . . . . . . . . .   (71,757)     $0.02 -- $0.51
    Options canceled . . . . . . . . . .  (196,845)     $0.02 -- $2.50
                                         ---------
Balance, December 31, 1995 . . . . . . . 1,163,482      $0.02 -- $2.50
    Options granted. . . . . . . . . . .   722,575      $0.33 -- $10.50
    Options exercised. . . . . . . . . .  (345,278)     $0.02 -- $2.50
    Options canceled . . . . . . . . . .  (146,905)     $0.02 -- $10.50
                                         ---------
Balance, December 31, 1996 . . . . . . . 1,393,874      $0.02 -- $10.50
    Options granted. . . . . . . . . . . 1,620,173      $0.08 -- $17.00
    Options exercised. . . . . . . . . .  (470,715)     $0.02 -- $7.00
    Options canceled . . . . . . . . . .  (442,906)     $0.02 -- $12.75
                                         ---------
Balance, December 31, 1997 . . . . . . . 2,100,426      $0.08 -- $17.00
                                         ---------
                                         ---------

The following are the shares exercisable at the corresponding weighted average exercise price at December 31, 1997, 1996 and 1995, respectively: 949,261 at $2.3119, 1,186,986 at $2.0662 and 1,171,185 at $1.1217. The weighted average exercise price per share of options outstanding at December 31, 1997 is $4.61. The following are the weighted-average grant date fair value of options granted for the years ended December 31, 1997, 1996 and 1995, respectively: $8.96, $5.95 and $1.52. At December 31, 1997, 219,761 shares were subject to repurchase.

Effective September 13, 1995, the Board of Directors of the Company approved an adjustment to the exercise price of the Company's outstanding stock options with an exercise price in excess of $1.75. All outstanding options subject to the adjustment were repriced to $1.75, the fair market value at that date as determined by the Board. Participation by each option holder was voluntary.

The following table summarizes information about stock options outstanding at December 31,1997:

                               Options Outstanding             Options Exercisable
                    ---------------------------------------   ----------------------
                                    Weighted       Weighted    Weighted     Weighted
                      Shares         Average       Average      Shares      Average
     Range of       Outstanding    Contractual     Exercise   Exercisable   Exercise
  Exercise Prices   at 12/31/97   Remaining Life    Price     at 12/31/97    Price
------------------  -----------   --------------   --------   -----------   --------
 $ 0.08 to $ 0.63      555,100        7.28         $ 0.4310     389,197     $ 0.3738
 $ 1.17 to $ 1.95      580,670        7.94           1.6409     402,761       1.6591
 $ 4.67 to $ 7.00       99,005        9.18           5.4049      39,403       5.8608
 $ 8.13 to $ 9.50      654,500        9.47           8.8667     110,666       9.3135
 $ 9.63 to $10.50      165,000        9.96           9.6356         583      10.5000
 $12.75 to $17.00       46,151        9.82          13.3625       6,651      17.0000


                                SUMMIT DESIGN, INC.

1996 EMPLOYEE STOCK PURCHASE PLAN

The Company has established the 1996 Employee Stock Purchase Plan ("1996 Purchase Plan"). The 1996 Purchase Plan, which is intended to qualify under
Section 423 of the Internal Revenue code, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their base salary up to a maximum of $25,000 of common stock for all purchase periods ending within any calendar year. The price of common stock purchased under the 1996 Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first day of each 24 month offering period or the last day of the applicable six-month purchase period. The Company has reserved 150,000 shares of common stock for issuance under the 1996 Purchase Plan. The Company issued approximately 59,000 shares of common stock under the 1996 Purchase Plan during 1997.

SFAS NO. 123 DISCLOSURE

The Company to applies APB No. 25 and related interpretations in accounting for its plans. However, in accordance with SFAS No. 123, pro forma disclosures as if the Company adopted the cost recognition requirements under No. SFAS 123 in 1997, 1996 and 1995 are presented below.

The fair value of each option granted during the years ended December 31,1997, 1996, and 1995 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                1997          1996          1995
                                             ----------    ----------    ----------
Average dividend yield                             0%           0%             0%
Expected volatility                               44%          46%            46%
Expected life in years                             4            5              5
Risk free interest rate:
    Low                                        5.787%       5.546%         5.487%
    High                                       6.421%       6.453%         7.022%

Had the Company used the fair value methodology for determining compensation expense, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below (in thousands, except per share data):

                                                1997          1996          1995
                                             ----------    ----------    ----------
Net income (loss) - as reported              $  (5,927)    $  1,251      $  (3,640)
Net income (loss)- pro forma                 $  (7,854)    $    702      $  (3,882)
Diluted net income (loss) per common
  share - as reported                        $   (0.42)    $   0.10      $   (0.33)
Diluted net income (loss) per common
  share - pro forma                          $   (0.55)    $   0.05      $   (0.33)


The effect of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                SUMMIT DESIGN, INC.

13.   INCOME TAXES:

The provision (benefit) for income taxes consists of the following (in thousands):

                                                Years Ended December 31,
                                             -----------------------------
                                              1997        1996       1995
                                             ------      ------     ------
Current:
  Federal. . . . . . . . . . . . . . . .    $  765      $   26     $ -
  State. . . . . . . . . . . . . . . . .       426           4          1
  Foreign. . . . . . . . . . . . . . . .       468         225        398
                                             ------      ------     ------
                                             1,659         255        399
                                             ------      ------     ------
Deferred:
  Federal. . . . . . . . . . . . . . . .      (665)       (373)      -
  State. . . . . . . . . . . . . . . . .       (10)        (27)      -
  Foreign. . . . . . . . . . . . . . . .      (247)       (100)      -
                                             ------      ------     ------
                                              (922)       (500)      -
                                             ------      ------     ------
                                            $  737      $ (245)    $  399
                                             ------      ------     ------
                                             ------      ------     ------

The difference between the effective income tax rate and the statutory U.S. federal income tax rate is as follows (in thousands):

                                                            Years Ended December 31,
                                                         -----------------------------
                                                          1997        1996       1995
                                                         ------      ------     ------
Tax provision (benefit) at statutory rate. . . .      $ (2,455)   $    826   $   (907)
In-process research and development. . . . . . .         6,779         -          -
Alternative minimum tax. . . . . . . . . . . . .           -            26        -
Foreign withholding taxes. . . . . . . . . . . .           221         225        398
Increase (decrease) in valuation allowance . . .        (3,774)       (964)     1,503
Utilization of net operating losses. . . . . . .          (104)       (545)       -
Other. . . . . . . . . . . . . . . . . . . . . .          (346)        183       (596)
State. . . . . . . . . . . . . . . . . . . . . .           416           4          1
                                                      --------    --------   --------
                                                      $    737    $   (245)  $    399
                                                      --------    --------   --------
                                                      --------    --------   --------

At December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes which can be used to offset future income subject to taxes. In addition, there are unused research and experimentation and foreign tax credits which may be available for offset against future federal income taxes after use of the loss carryforwards. Such loss carryforwards and tax credits are summarized below (in thousands):

                                                                Expiration
                                            Amount                 Dates
                                            ------             ------------
Loss carryforwards:
  Federal. . . . . . . . . . . . . . . .    $1,341             2009 -- 2010
  State. . . . . . . . . . . . . . . . .     1,341             2009 -- 2010
Research and experimentation
  credits (federal only) . . . . . . . .       313             2003 -- 2011
Foreign tax credits (federal only) . . .       727             1998 -- 2002


Due to the acquisition of TriQuest, the federal and state net operating loss carryforwards are limited in use to approximately $300,000 annually. The tax credit carryforwards are also subject to limitation due to the acquisition of TriQuest.

                                SUMMIT DESIGN, INC.

In addition, the Company has foreign income tax net operating losses of approximately $5.6 million. These foreign losses were generated in Israel over several years and have not yet received final assessment from the Israeli government. Consequently, management is uncertain as to the availability of a substantial portion of such foreign loss carryforwards and as such has recorded a valuation allowance against the resulting deferred tax asset. A provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company's foreign subsidiary, as those earnings are considered to be permanently reinvested. If such earnings were remitted to the U.S., additional federal and foreign taxes may be due. It is not practical to determine the amount of such taxes that might be payable on these foreign earnings.

The approximate effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                              December 31,
                                          -------------------
                                            1997        1996
                                          -------     -------
Deferred tax assets:
     Federal and state net operating
       loss carryforwards. . . . . . . .  $   548     $ 3,037
     Foreign operating loss
       carryforwards . . . . . . . . . .      563         701
     Research and experimentation
       credit carryforwards. . . . . . .      313         263
     Foreign tax credit carryforwards. .      727         711
     Other deferred tax items. . . . . .    1,259       1,133
                                          -------     -------
       Total deferred tax assets . . . .    3,410       5,845
     Less valuation allowances . . . . .     (563)     (5,018)
                                          -------     -------
       Net deferred tax assets . . . . .    2,847         827
                                          -------     -------
Deferred tax liabilities:
     Other deferred tax items. . . . . .   (1,105)       (327)
                                          -------     -------
     Total deferred tax liabilities. . .   (1,105)       (327)
                                          -------     -------
                                          $ 1,742     $   500
                                          -------     -------
                                          -------     -------
Net deferred income taxes:
     Current . . . . . . . . . . . . . .  $ 1,209     $    --
     Deferred  . . . . . . . . . . . . .      533         500
                                          -------     -------
       Net deferred taxes. . . . . . . .  $ 1,742     $   500
                                          -------     -------
                                          -------     -------

The Company has established a valuation allowance against a portion of deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of approximately $4,455,000 and $964,000, respectively. The decrease in the valuation allowance for the year ended December 31, 1997 resulted primarily from the utilization of net operating loss carryforwards and management's evaluation of the future recoverability of net deferred tax assets due to the likelihood of future taxable income. Approximately $3.8 million of the decrease in the valuation allowance for the year ended December 31, 1997 resulted from the operating loss carryforwards utilized in such year.

                                SUMMIT DESIGN, INC.

14.   RECONCILIATION OF EARNINGS PER SHARE

The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                      December 31,
                                            1997         1996         1995
                                          --------     --------     --------
Numerator:
   Net income (loss)                     $  (5,927)   $   1,251    $  (3,640)

Denominator:
   Denominator for basic earnings per
   share weighted average shares            14,197       12,035       10,880

   Effect of dilutive securities:
     Employee stock options                               1,003

   Denominator for diluted earnings
     per share                              14,197       13,038       10,880
                                          --------     --------     --------
                                          --------     --------     --------
Net income (loss) per share - basic      $   (0.42)   $    0.10    $   (0.33)
                                          --------     --------     --------
                                          --------     --------     --------
Net income (loss) per share - diluted    $   (0.42)   $    0.10    $   (0.33)
                                          --------     --------     --------
                                          --------     --------     --------

Options to purchase 998,000 shares of common stock at various prices were outstanding during 1997, but were not included in the computation of diluted EPS because their effect on EPS for the year ended December 31, 1997 would have been anti-dilutive.

15.   401(k) PLAN:

The Company maintains a tax qualified defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the Plan) and covers substantially all U.S. employees meeting minimum service requirements. The Plan was amended in 1997 to include a mandatory Company matching contribution up to a maximum of 1.5% of employee compensation. At its discretion, the Company may make additional contributions to the plan. In connection with the required match, the Company's contribution to the Plan was approximately $50,000 in 1997. The Company made a discretionary contribution to the Plan of $10,000 in 1995. There were no contributions in 1996.

                                SUMMIT DESIGN, INC.

16.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Supplemental cash flow information is as follows:

                                                 Year ended December 31
                                                 ----------------------
                                             1997          1996         1995
                                           --------      --------     --------
Cash paid for interest                     $     11      $  111       $  195
Cash paid for income taxes                 $    175      $  254       $    1

Noncash investing and financing activities:
  Equipment acquired under capital leases       -        $   23       $  170
  Conversion of preferred stock to
    common stock                                -        $   91           -
Acquisition of Simulation Technologies:
  In-process technology                    $ 19,937          -            -
  Purchased technology and intangibles     $  1,772          -            -
  Property and other assets acquired       $    941          -            -
  Deferred revenue assumed                 $ (1,460)         -            -
  Other liabilities assumed                $   (707)         -            -
  Common stock issued                      $(16,667)         -            -
Sale of TDS product line
  Property and other assets sold           $   (369)         -            -
  Deferred revenue sold                    $  1,213          -            -
  Other liabilities sold                   $     64          -            -


17.   COMMITMENTS AND CONTINGENCIES:

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

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.

The Company has guaranteed the rent payments for a software development company of $4,200 per month for the first 18 months of the lease term beginning November 1997.

18.   BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS:

The Company operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region outside the United States that constitutes more than 10% of the Company's total revenue is as follows:

                                               Years Ended December 31,
                                               -----------------------
                                            1997        1996        1995
                                           ------      ------      ------
     Europe. . . . . . . . . . . . . . .   $3,337      $3,091      $1,893
     Asia Pacific. . . . . . . . . . . .    7,020       6,855       5,447

As a Percentage of Total Revenue:. . . .
     Europe. . . . . . . . . . . . . . .     10.7%       15.4%       13.5%
     Asia Pacific. . . . . . . . . . . .     22.5%       34.1%       38.7%


                                SUMMIT DESIGN, INC.

During 1997 one customer accounted for 28.8% of total revenue. In 1996, no single customer accounted for more than 10% of total revenue. Sales through a single distributor accounted for 12.1%, 14.7% and 12.7% of the Company's total revenue in 1997, 1996 and 1995, respectively. Foreign operations of Summit Design (EDA) Ltd. accounted for less than 10% of total revenue of the Company in each of the three years in the period ended December 31, 1997. Identifiable assets of the Company's Israeli subsidiary were less than 10% of total assets at December 31, 1997.

The Company entered into an agreement with Seiko Instruments, Inc. (Seiko) during the first quarter of 1996, which granted to Seiko an exclusive right to distribute and support certain Summit products in Japan. Under the terms of the agreement, Seiko will pay the Company a distribution rights fee of $1.1 million during the period of the agreement which is three years ending February 1999. The Company will receive payments from Seiko of $800,000, $200,000 and $100,000 in 1996, 1997 and 1998, respectively. In the year ended December 31, 1997 and 1996, the Company recognized revenue of $367,000 associated with this agreement.

19.   RELATED PARTIES:

Summit Design (EDA) Ltd. leases its corporate offices from a stockholder under a four-year sublease agreement on the same terms and conditions that the stockholder leases such space. Lease expense due to the stockholder for the year ended December 31, 1997, 1996 and 1995 were $145,000, $141,000 and $138,000, respectively.

Effective April 1, 1996, the Company invested $100,000 for a minority interest in a joint venture corporation which acquired the exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. The Company has recorded a net loss in equity of the joint venture of $67,000 and $33,000 for the years ended December 31, 1997 and 1996, respectively. Total product licenses and maintenance revenue for sales to the joint venture totaled approximately $590,000 and $586,000 for the years ended December 31,1997 and 1996, respectively, total accounts receivable, with payment terms similar to other customers in the Asia-Pacific region, was $357,000 at December 31, 1997.

The Company holds a note from an employee in the amount of $75,000, bearing interest at 6%, due in March of 2000, and collateralized by stock.

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

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information set forth in the sections entitled "Election of Class I Directors" and "Compliance with Section 16(a) of the Securities Exchange Act contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1997, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1997.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

The following financial statements and the Report of Independent Accountants therein are filed as part of this Form 10-K.

                                                Page No.
------------------------------------------------------------
   Report of Independent Accountants               41

   Consolidated Balance Sheets as of
      December 31, 1997 and 1996                   42

   Consolidated Statements of Operations
      for the years ended December 31,
      1997, 1996 and 1995                          43

   Consolidated Statements of
      Stockholders Equity for the years
      ended December 31, 1997, 1996 and
      1995                                         44

   Consolidated Statements of Cash Flows
      for the years ended December 31,
      1997, 1996 and 1995                          45

   Notes to Consolidated Financial
      Statements                                   46

(a)(2)    FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule for the years ended December 31, 1995, 1996 and 1997, filed as part of this Form 10-K should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent accountants filed herewith:

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

(a)(3)    EXHIBITS

Exhibit No.
----------
   2.1    Agreement and Plan of Reorganization dated as of February 17, 1997.
          (2)
   2.2 Asset Purchase Agreement between the Registrant, Credence Systems Corporation and Test Systems, Strategies, Inc., dated as of May 19, 1997. (3)
   2.3 Agreement and Plan of Reorganization between the Registrant, Star Acquisition, Inc. and Simulation Technologies Corp. dated as of September 5, 1997. (6)
   3.1    Amended and Restated Certificate of Incorporation. (1)
   3.2    Amended and Restated Bylaws. (5)
   4.1    Specimen Common Stock Certificate of Company. (1)
   4.2 Investors' Rights Agreement between the Registrant and the parties named therein dated February 10, 1994, as amended. (1)
  10.1 Form of Indemnification Agreement between Registrant and its executive officers and directors. (1)
  10.2*   1994 Stock Plan, as amended. (1)
  10.3*   1996 Employee Stock Purchase Plan. (1)
  10.4*   1996 Director Option Plan. (1)
  10.5* Employment Agreement between the Registrant and Larry J. Gerhard dated as of August 1, 1997.
  10.6* Employment Agreement between the Registrant and C. Albert Koob dated October 21, 1995. (1)
  10.7* Employment Agreement between the Registrant and Richard Davenport dated September 9, 1997.
  10.8* Employment Agreement between the Registrant and Arthur Fletcher dated July 1, 1996.
  10.9* Employment Agreement between the Registrant and Eric Benhayoun dated October 31, 1994.(1)
  10.10* Employment Agreement between the Registrant and Moshe Guy dated as of July 1, 1997.
  10.11* Employment Agreement between the Registrant and Joseph Masarich dated as of December 22, 1997.
  10.12+ Software OEM License Agreement between the Registrant, Test System Strategies, Inc. and Credence Systems Corporation dated May 19,
          1997. (5)
  10.13 Lease Agreement between the Registrant and Petula Associates Ltd. and Koll Creekside Associates II dated October 26, 1993, as amended. (1)
  10.14 Sublease Agreement, dated as of January 1993 between DCL Technologies, Ltd. and SEE Technologies, Ltd. (1)
  10.15 Bank Line of Credit Agreement between Registrant and U.S. National Bank of Oregon dated June 24, 1997. (7)
  10.16+ Joint Venture Agreement between Summit Design Israel, Inc. and Anam S&T Co., Ltd. dated March 21, 1996. (1)
  10.17+ Distributor Agreement between the Registrant and Seiko Instruments, Inc., dated February 1, 1996. (1)
  10.18+ Distributor Agreement between the Registrant and ATE Service Co., Ltd., dated October 23, 1995, and amended as of April 9, 1996. (1)
  10.19++ Amendment to the Distributor Agreement between the Registrant and
          Seiko Instruments, Inc.
  10.20 Loan Agreement between the Registrant and Moshe Guy dated May 20, 1997. (5)
  10.21 Loan Agreement between the Registrant and Dasys, Inc. dated July 26, 1997. (7)
  10.22* TriQuest Design Automation, Inc. 1995 Stock Option Plan and form of agreement thereto. (4)
  10.23* Simulation Technologies Corp. 1994 Stock Option Plan and form of agreement thereto. (8)
  10.24*  1997 NonStatutory Stock Option Plan and form of agreement thereto. (9)
  10.25 Promissory Notes between the Registrant and John DiFerdinado dated July 15, 1997.
  10.26* Employment Agreement between the Registrant and John DiFerdinando dated as of April 15, 1997.
  16.1    Letter re Change in Certifying Accountant. (1)
  21.1    List of Subsidiaries.
  23.1    Consent of Coopers & Lybrand L.L.P.
  24.1    Power of attorney, see page 66.
  27.1    Financial Data Schedule.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-06445) as declared effective by the Securities and Exchange Commission October 17, 1996.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 28, 1997.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 11, 1997.
(4) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-32551) as filed on July 31, 1997.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 9, 1997.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(8) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-47481) as filed on March 6, 1998.
(9) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-47545) as filed on March 9, 1998.
 +   Documents for which confidential treatment has been granted.
 ++  Document for which confidential treatment has been requested.
 *   Indicates management compensatory plan, contract or arrangement.

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1997.

(c)  EXHIBITS

     See Item 14(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 1998.
                              SUMMIT DESIGN, INC.

                              By:   /s/ LARRY J. GERHARD
                                    -------------------------------------
                                    Larry J. Gerhard
                                    President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                        Title                    Date
 ---------------------------    ---------------------------    --------------

 /s/ LARRY J. GERHARD           Chairman of the Board,         March 30, 1998
 ---------------------------    President and Chief
    Larry J. Gerhard            Executive Officer
                                (Principal Executive
                                Officer)

 /s/ C. ALBERT KOOB             Vice President - Finance,      March 30, 1998
 ---------------------------    Chief Financial Officer and
    C. Albert Koob              Secretary (Principal
                                Financial and Accounting
                                Officer)

 /s/ AMIHAI BEN-DAVID           Director                       March 30, 1998
 ---------------------------
    Amihai Ben-David

 /s/ WILLIAM V. BOTTS           Director                       March 30, 1998
 ---------------------------
    William V. Botts

 /s/ STEVEN P. ERWIN            Director                       March 30, 1998
 ---------------------------
    Steven P. Erwin

 /s/ BARBARA M. KARMEL          Director                       March 30, 1998
 ---------------------------
    Barbara M. Karmel

                                SUMMIT DESIGN, INC.

                  Schedule II - Valuation and Qualifying Accounts

                     Years ended December 31, 1995, 1996, 1997

                                   (in thousands)

                                     Balance      Additions
                                        at       charged to              Balance at
                                    beginning     costs and                end of
                                    of period     expenses   Deductions    period
                                    ---------    ----------  ----------  ----------
Year ended December 31, 1995:
  Allowance for doubtful accounts    $ 355         $ 306       $ 206       $ 455

Year ended December 31, 1996:
  Allowance for doubtful accounts      455             3          25         433

Year ended December 31, 1997:
  Allowance for doubtful accounts      433           270         111         592


                    REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Summit Design, Inc.:

Our report on the consolidated financial statements of Summit Design, Inc. and subsidiaries is included on page 41 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                           Coopers & Lybrand L.L.P.


Portland, Oregon
January 30, 1998