Form 10-Q
period 1998-03-31
SUMMIT DESIGN INC
filed 1998-05-14
CIK 925072

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q




 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

As of May 12, 1998, the Registrant had outstanding 14,819,310 shares of Common Stock.

                                SUMMIT DESIGN, INC.
                                       INDEX

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1998
          (unaudited) and December 31, 1997.                                   3

          Condensed Consolidated Statements of Operations for the
          three month periods ended March 31, 1998 and 1997 (unaudited).       4

          Condensed Consolidated Statements of Cash Flows for
          the three month periods ended March 31, 1998 and 1997 (unaudited).   5

          Notes to Condensed Consolidated Financial Statements.                6

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

PART II     OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds

Item 6    Exhibits and Reports on Form 8-K

Items 1, 3, 4 and 5  Not Applicable

Signature

Exhibit Index

                                SUMMIT DESIGN, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                                   March 31, 1998  December 31, 1997
                                                   --------------  -----------------
                                                     (Unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents                            $  20,364      $  19,898
  Accounts receivable, net                                 5,278          5,110
  Prepaid expenses and other                                 426            520
  Deferred income taxes                                    1,214          1,209
                                                       ---------      ---------
    Total current assets                                  27,282         26,737

Furniture and equipment, net                               2,860          2,666
Intangibles, net                                           1,499          1,622
Deferred taxes                                               555            533
Deposits and other assets                                  1,026          1,055
                                                       ---------      ---------
    Total assets                                       $  33,222      $  32,613
                                                       ---------      ---------
                                                       ---------      ---------
                    LIABILITIES
Current liabilities:
  Long-term debt, current portion                         $  105         $  105
  Capital lease obligation, current portion                   45             49
  Accounts payable                                         1,248          1,182
  Accrued liabilities                                      4,919          5,157
  Deferred revenue                                         5,265          5,668
                                                       ---------      ---------
    Total current liabilities                             11,582         12,161

Long-term debt, less current portion                         156            156
Capital lease obligations, less current portion               32             43
Deferred revenue, less current portion                       190              -
                                                       ---------      ---------
    Total liabilities                                     11,960         12,360
                                                       ---------      ---------

Commitments and contingencies

               STOCKHOLDERS' EQUITY
Common stock, $.01 par value.  Authorized 30,000
shares; issued and outstanding 15,839 shares at
March 31, 1998 and 15,631 shares at
December 31, 1997                                            158            156
Additional paid-in capital                                52,508         51,772
Treasury stock, at cost, 1,102 shares at
March 31, 1998 and 939 shares at December 31, 1997       (13,884)       (11,555)
Accumulated deficit                                      (17,520)       (20,120)
                                                       ---------      ---------
    Total stockholders' equity                            21,262         20,253
                                                       ---------      ---------
      Total liabilities and stockholders' equity       $  33,222      $  32,613
                                                       ---------      ---------
                                                       ---------      ---------

     The accompanying notes are an integral part of the condensed consolidated financial statements

                                SUMMIT DESIGN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1998       1997
                                                      --------   --------
     Revenue:
          Product licenses                            $  8,072   $  4,878
          Maintenance and services                       2,042      1,481
          Other                                             92        142
                                                      --------   --------
          Total revenue                                 10,206      6,501

     Cost of revenue:
          Product licenses                                 278        185
          Maintenance and services                         211        109
                                                      --------   --------
          Total cost of revenue                            489        294
                                                      --------   --------
          Gross profit                                   9,717      6,207
                                                      --------   --------
                                                      --------   --------
     Operating expenses:
          Research and development                       2,343      1,431
          Sales and marketing                            3,024      2,517
          General and administrative                     1,093      1,177
                                                      --------   --------
          Total operating expenses                       6,460      5,125
                                                      --------   --------
                                                      --------   --------

     Income from operations                              3,257      1,082

     Interest expense                                       (1)        (7)
     Other income, net                                     289        218
                                                      --------   --------
     Income before income taxes                          3,545      1,293
     Income tax provision                                  945         80
                                                      --------   --------
     Net income                                       $  2,600   $  1,213
                                                      --------   --------
                                                      --------   --------
     Earnings per share:
         Basic                                         $  0.18    $  0.09
                                                      --------   --------
                                                      --------   --------
         Diluted                                       $  0.16    $  0.08
                                                      --------   --------
                                                      --------   --------
     Number of shares used computing earnings
         per share:
         Basic                                          14,695     13,902
                                                      --------   --------
                                                      --------   --------
         Diluted                                        15,953     14,829
                                                      --------   --------
                                                      --------   --------

     The accompanying notes are an integral part of the condensed consolidated financial statements

                                SUMMIT DESIGN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          1998       1997
                                                        --------   -------
Cash flows from operating activities:
  Net income                                            $  2,600   $  1,213
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                           377        194
     Loss on asset disposition                                 -          1
     Deferred taxes                                          (27)         -
     Changes in assets and liabilities:
       Accounts receivable                                  (168)      (321)
       Prepaid expenses and other                             94        (11)
       Accounts payable                                       66        408
       Accrued liabilities                                  (238)       (96)
       Deferred revenue                                     (213)      (918)
       Other, net                                            154         35
                                                       ---------   --------
  Net cash provided by operating activities                2,645        505
                                                       ---------   --------
Cash flows from investing activities:
  Additions to furniture and equipment                      (448)      (251)
  Notes receivable from related parties, net                (125)       (75)
                                                       ---------   --------
  Net cash used in investing activities                     (573)      (326)
                                                       ---------   --------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs            288         14
  Tax benefit of option exercises                            450          -
  Payments to acquire treasury stock                      (2,329)         -
  Principal payments of debt obligations                       -        (71)
  Principal payments of capital lease obligations            (15)       (35)
                                                       ---------   --------
  Net cash used in financing activities                   (1,606)       (92)
                                                       ---------   --------
  Increase in cash and cash equivalents                      466         87
Cash and cash equivalents, beginning of period            19,898     19,772
                                                       ---------   --------
Cash and cash equivalents, end of period               $  20,364  $  19,859
                                                       ---------   --------
                                                       ---------   --------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                  $  1       $  7
  Income taxes                                               547         32

     The accompanying notes are an integral part of the condensed consolidated financial statements

                                SUMMIT DESIGN, INC.
                Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Summit Design, Inc. ("Summit" or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1997 1996 and 1995 included in the Company's Form 10-K filed for December 31, 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other future interim period, and the Company makes no representations related thereto.

2.   SOFTWARE REVENUE RECOGNITION

During the first quarter of 1998, the Company adopted Statements of Position
(SOP) 97-2, "Software Revenue Recognition" and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition." The provisions of SOP's 97-2 and 98-4 have been applied to transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (VSOE) of the fair value of the various elements in a multiple element arrangement. The revenue allocated to product licenses generally is recognized upon delivery of the license. The revenue allocated to maintenance is recognized ratably over the term of the maintenance agreement and revenue allocated to services is recognized as the services are performed.

SOP 98-4 defers for one year, the application of several paragraphs and examples in SOP 97-2 that limit the definition of vendor specific objective evidence (VSOE) of the fair value of various elements in a multiple element arrangement.

The Company analyzed the elements included in its multiple element arrangements and determined that the Company has sufficient evidence to allocate revenue to the license and maintenance components of its product licenses. The adoption of SOP's 97-2 and 98-4 did not have a significant effect on revenue recognized for the period ending March 31, 1998.

3.   BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
                                               (Unaudited)
Accounts Receivable:
     Trade receivables                             $  5,870          $  5,702
     Less allowance for doubtful accounts              (592)             (592)
                                              --------------   --------------
                                                   $  5,278          $  5,110
                                              --------------   --------------
                                              --------------   --------------

Furniture and equipment:
     Office furniture equipment                      $  627            $  596
     Computer equipment                               3,967             3,553
     Leasehold improvements                              69                66
                                              --------------   --------------
                                                      4,663             4,215
Less: accumulated depreciation and
  amortization                                       (1,803)           (1,549)
                                              --------------   --------------
                                                   $  2,860          $  2,666
                                              --------------   --------------
                                              --------------   --------------

Accrued expenses:
     Payroll and related benefits                  $  2,769          $  2,862
     Sales and marketing                                547               435
     Accounting and legal                               286               260
     Federal and state income taxes payable             795               819
     Sales taxes payable                                 68               114
     Other                                              454               667
                                              --------------   --------------
     Total accrued expenses                        $  4,919          $  5,157
                                              --------------   --------------
                                              --------------   --------------

                                SUMMIT DESIGN, INC.
                Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)

4.   RECONCILIATION OF EARNINGS PER SHARE

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                             March 31,
                                                        -------------------
                                                          1998       1997
                                                        -------------------
           Numerator:
             Net income                                 $  2,600   $  1,213
                                                        --------   --------
                                                        --------   --------
           Denominator:
             Denominator for basic earnings per share
                weighted average shares                   14,695     13,902

             Effect of dilutive securities:
                Employee stock options                     1,258        927
                                                        --------   --------

             Denominator for diluted earnings per share   15,953     14,829
                                                        --------   --------
                                                        --------   --------

           Net income per share - basic                  $  0.18    $  0.09
                                                        --------   --------
                                                        --------   --------

           Net income per share - diluted                $  0.16    $  0.08
                                                        --------   --------
                                                        --------   --------

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

OVERVIEW

Summit was founded in December 1993 to act as the holding company for Test Systems Strategies, Inc. ("TSSI") and SEE Technologies, (now Summit Design
(EDA) Ltd.) (collectively , the "Reorganization"). TSSI was founded in 1979 to develop and market integrated circuit ("IC" or "chip") manufacturing test products. In January 1993, TSSI retained a new Chief Executive Officer and began to restructure its senior management team. Thereafter, the Company broadened its strategy from focusing primarily on manufacturing test products to include providing high level design automation ("HLDA") design creation and verification tools and integrating these with its core technology. As part of its strategy, in early 1994, TSSI acquired SEE Technologies, an Israeli company that, through its predecessor, began operations in 1983 and had operated primarily as a research and development and consulting company focused on the electronic design automation ("EDA") and HLDA market. As a result of the Reorganization, TSSI and SEE Technologies became wholly-owned subsidiaries of Summit in the first quarter of 1994.

The Company's ongoing implementation of its strategy has involved significant expenditures. Following the Reorganization, the Company significantly increased its research and development expenditures to support the continued development of HLDA and Design to Test products. To promote its products, the Company added sales and marketing staff, increasing its sales and marketing expenditures by 187% from 1993 to 1997, and has restructured its key distributor relationships. This concurrent effort to develop products and promote market awareness and acceptance of its products in a new and evolving market contributed to the Company's annual losses through 1995. The Company introduced its first HLDA Plus product, Visual HDL for VHDL 1.0, in the first quarter of 1994. This product lacked compiled simulation and operated only on a PC platform. In the third quarter of 1994, with the release of version 2.5, Summit expanded the simulation capability of Visual HDL for VHDL and introduced its UNIX-based version of this product.

Prior to the Reorganization, the Company's Test Development Series ("TDS") product and related maintenance revenue accounted for all of the Company's revenue. After the Reorganization and through June 30, 1997, the Company's revenue was predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. As the result of the July 1997 sale of the TDS product line, Design to Test products are no longer a source of revenue for the Company. With the acquisition of TriQuest Design Automation, Inc. ("TriQuest") in February 1997 and Simulation Technologies Corp. ("SimTech"), in September 1997, the Company has also derived revenue from verification products which include hardware-software co-verification, code coverage, and HDL debugging products, as well as analysis, verification and Register Transfer Language ("RTL") optimization tools.

Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer training. Revenue from the sale of software licenses is recognized at the later of the time of shipment or satisfaction of all acceptance terms. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically 12 months. Revenue from customer training is recognized when the service is performed. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence (VSOE) of the fair value of the various elements within the arrangement. The Company sells its products through a direct sales force in North America and selected European countries and through distributors in the Company's other international markets. Revenue from product sales through distributors is recognized net of the associated distributor discounts. Fees received for granting distribution rights are deferred and recognized ratably over the term of the distribution agreement. Although the Company has not adopted a formal return policy, the Company generally reimburses customers in full for returned products. Estimated sales returns are recorded upon delivery of the product.

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

The Company entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Design Asia Ltd. ("Summit Asia")) acquired exclusive rights to sell, distribute and support all of Summit's products in the Asia-Pacific region, excluding Japan. Prior to that date, Anam was an independent distributor of the Company's products in Korea. The amount of revenue from sales through Summit Asia, which is remitted to the Company, is fixed by the joint venture agreement at a percentage which approximates the percentage applicable to sales through Anam prior to the formation of the joint venture. For the three months ended March 31, 1998 and 1997, Anam and Summit Asia together accounted for 3.9% and 4.5% of the Company's revenue, respectively.

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

Approximately 32% and 53% of the Company's total revenue for the three months ended March 31, 1998 and 1997, respectively, were attributable to sales made outside the United States. The decline in the percentage of revenue from sales made outside the United States in 1998 is primarily the result of (1) domestic sales to one customer, (2) the loss of Design to Test product sales in the last half of 1997 as a result of the sale of the product line, which had a strong international market, and (3) the addition of revenue from products acquired in the SimTech acquisition which had a principally domestic market. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms.(1)

-------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a "pooling of interest" in accordance with generally accepted accounting principles.

Effective July 1, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC"). The increase in the Company's product licenses revenue during the last twelve months has been primarily due to increased revenue associated with the Company's HLDA Plus products. The Asset Sale will allow the Company to focus on the development and marketing of these products.

Substantially all of the Company's Design to Test product license revenue and related maintenance and services revenue for the three months ended March 31, 1997 were attributable to the TDS products. As of July 1, 1997, TDS products ceased to be a source of such revenues. CSC assumed the Company's obligations under TDS maintenance contracts entered into prior to the closing and the Company has not recognized deferred revenue associated with such contracts after June 30, 1997.

The Company maintained exclusive rights to its Visual Testbench technology and CSC agreed to purchase a minimum of $16,000,000 of Visual Testbench licenses over a thirty-month period subject to specified quarterly maximums and certain additional conditions, and $2,000,000 of maintenance over an eighteen month period beginning July 1997. At the completion of the thirty month period, under certain conditions, CSC may obtain shared ownership to the Visual Testbench for sales into the ATE marketplace.

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

In connection with the acquisition of SimTech, the Company repurchased 939,000 shares of common stock in private transaction at an average price of $12.30 per share for $11,555,000 in September 1997.

On December 23, 1997, the Company announced that the Board of Directors had authorized the repurchase of up to 750,000 shares of the Company's Common Stock. From January 1, 1998 to May 12, 1998, the Company repurchased 162,500 shares of its common stock at a cost of $2.3 million.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of revenue.


                                           Three Months Ended
                                                 March 31,
                                          --------------------
                                            1998        1997
                                          --------    --------
Revenue:
     Product licenses                         79.1%       75.0%
     Maintenance and services                 20.0        22.8
     Other                                     0.9         2.2
                                          --------    --------
     Total revenue                           100.0       100.0
Cost of revenue:
     Product licenses                          2.7         2.8
     Maintenance and services                  2.1         1.7
                                          --------    --------
     Total cost of revenue                     4.8         4.5
                                          --------    --------
     Gross profit                             95.2        95.5
Operating expenses:
     Research and development                 23.0        22.0
     Sales and marketing                      29.6        38.7
     General and administrative (a)           10.7        18.1
                                          --------    --------
     Total operating expenses                 63.3        78.8
                                          --------    --------
                                          --------    --------
Income from operations                        31.9        16.7
Other income (expense), net                    2.8         3.2
                                          --------    --------
Income before income taxes                    34.7        19.9
Income tax provision                           9.3         1.2
                                          --------    --------
Net income                                    25.4%       18.7%
                                          --------    --------
                                          --------    --------

(a) General and administrative expenses for the three months ended March 31, 1997 include a one-time charge of $379,000 (5.8% of revenue) for costs relating to the acquisition of TriQuest.

TOTAL REVENUE

Total revenue increased by 57.0% from $6.5 million for the three months ended March 31, 1997 to $10.2 million for the three months ended March 31, 1998. Sales through one distributor accounted for 17.3% and 15.8% of the Company's total revenue for the three months ended March 31, 1998 and 1997, respectively. Sales to CSC accounted for 31.2% of the Company's total revenue for the three month period ended March 31, 1998. Such revenue included $2.9 million of Visual Testbench license sales made pursuant to the Company's contract with CSC. See "Overview." No customer accounted for more than 10% of the Company's total revenue for the three months ended March 31, 1997.

REVENUE

PRODUCT LICENSES

The Company's product licenses revenue is derived from license fees from the Company's HLDA Plus products and additionally from Design to Test products through June 30, 1997. Product licenses revenue increased by 65.5% from $4.9 million for the three months ended March 31, 1997 to $8.1 million for the three months ended March 31, 1998. Due to the sale of the TDS product line in July of 1997, revenue from HLDA Plus products accounted for 100% of product licenses revenue for the three months ended March 31, 1998. During the three months ended March 31, 1997, HLDA Plus and Design to Test revenues accounted for 77.7% and 22.3% of product license revenue, respectively.

HLDA license revenue increased 113% from $3.8 million for the three months ended March 31, 1997 to $8.1 million for the three months ended March 31, 1998. The increase in HLDA license revenue over the same period in 1997 was primarily attributable to sales to a single customer, revenue from the Verification products portfolio that was not shipping in the comparable period in 1997, and growth in the installed base of HLDA customers. Sales to the single customer are expected to continue over the next seven quarters pursuant to contractual arrangements with the customer.(2)

MAINTENANCE AND SERVICES

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 37.9% from $1.5 million for the three months ended March 31, 1997 to $2.0 million for the three months ended March 31, 1998. The increase is primarily attributable to maintenance contracts for verification products acquired in the SimTech acquisition, a maintenance contract with one customer, an increase in the installed base of HLDA Plus customers over the previous comparable period, less a decrease of Design to Test maintenance revenue of $743,000, due to the sale of the TDS product line.

OTHER

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. Other revenue decreased 35.2% from $142,000 for the three months ended March 31, 1997 to $92,000 for the three months ended March 31, 1998. In May 1997 a distribution agreement expired; and as a result the distribution rights fees paid at the inception of the agreement and amortized into revenue at $50,000 each quarter over the agreement period are no longer be a source of other revenue. No material costs were associated with other revenue for the three months ended March 31, 1998 and 1997.

COST OF REVENUE

PRODUCT LICENSES

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. The cost of product licenses revenue increased 50.3% from $185,000 for the three months ended March 31, 1997 to $278,000 for the three months ended March 31, 1998. This increase is primarily attributable to approximately $86,000 in amortization of purchased technology included in the three months ended March 31, 1998 relating to the purchase of SimTech in September of 1997. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 3.8% of product license revenue for the three months ended March 31, 1997 to 3.4% of product license revenue for the three months ended March 31, 1998. This decrease was primarily due to leveraging fixed costs across increased product license revenue.

MAINTENANCE AND SERVICES

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 93.6% from $109,000 for the three months ended March 31, 1997 to $211,000 for the three months ended March 31, 1998. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue increased from 7.4% for the three months ended March 31, 1997 to 10.3% for the three months ended March 31, 1998. The 2.9% increase in the cost of maintenance and services revenue as a percent of revenue for the three months ended March 31, 1998 over the same period in 1997 was primarily the result of the Company operating below forecasted staffing levels during the first half of 1997.

-----------------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 63.7% from $1.4 million for the three months ended March 31, 1997 to $2.3 million for the three months ended March 31, 1998. As a percentage of total revenue, research and development expenses increased from 22.0% for the three months ended March 31, 1997 to 23.0% for the three months ended March 31, 1998. The Company's research and development staff increased from 61 for the three months ended March 31, 1997 to 93 for the three months ended March 31, 1998. This increase is primarily attributable to the addition of 28 engineers through the acquisition of Simtech in September of 1997 and the hiring of 19 additional engineers, less a decrease of 15 engineers due to the sale of the TDS product line on in July of 1997. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue. (2)

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 20.1% from $2.5 million for the three months ended March 31, 1997 to $3.0 million for the three months ended March 31, 1998. The increase over 1997 was attributable to expenses related to the marketing of new products acquired with the purchase of SimTech and additional commissions directly related to the increase in gross sales over the comparable period in 1997. As a percentage of total revenue, sales and marketing expenses decreased from 38.7% for the three months ended March 31, 1997 to 29.6% for the three months ended March 31, 1998. The decrease as a percentage of revenue was primarily attributable to the increase in total revenue for 1998. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars.(2)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses decreased 7.1% from $1.2 million for the three months ended March 31, 1997 which includes a $379,000 one-time charge for costs associated with the acquisition of TriQuest, to $1.1 million for the three months ended March 31, 1998. Excluding this one-time charge, expenses increased by $295,000 (36.9%) for the three months ended March 31, 1998 as compared to the same period in the prior year. As a percentage of total revenue, excluding the one time charge for costs associated with the acquisition of TriQuest, general and administrative expenses decreased from 12.3% for the three months ended March 31, 1997 to 10.7% for the three months ended March 31, 1998. The decrease as a percentage of total revenue was attributable to the

-----------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

increase in total revenue in 1998. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.(2)

INTEREST EXPENSE

Interest expense decreased from $7,000 for the three months ended March 31, 1997 to $1,000 for the three months ended March 31, 1998 due to decreased long term debt and capital leases obligations. The Company incurred no interest expense associated with the Company's bank line of credit for the three months ended March 31, 1998.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of Summit Asia and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $218,000 for the three months ended March 31, 1997 and $289,000 for the three months ended March 31, 1998. The increase in other income was primarily due to increased interest earned on the Company's cash holdings.

INCOME TAX PROVISION

The income tax provision increased from $80,000 for the three months ended March 31, 1997 to $945,000 for the three months ended March 31, 1998. The provision for the three months ended March 31, 1997 reflects an effective rate of 6.5% of taxable income and is comprised of federal alternative minimum tax and Israeli income taxes. In the first quarter of 1997, the Company utilized net operating loss carryforwards to offset a considerable portion of U.S. federal and state taxable income. The 1998 income tax provision reflects the Company's estimated consolidated tax rate for federal, state and foreign taxes of approximately 28% of taxable income. The difference between the Company's estimated effective rate and the statutory rate for the year ending December 31, 1998 is primarily due to reduced tax rates on the Company's income generated from operations in Israel.

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

The Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the latter part of the month. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's revenue is difficult to forecast for several reasons. The market for certain of the Company's software products is evolving. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. In addition, a significant portion of the Company's sales are made through indirect channels and can be harder to predict. The Company establishes its expenditure levels for product development, sales and


-----------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

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

EFFECTIVE CORPORATE TAX RATES

Prior to 1996, the Company had experienced losses for income tax purposes in the United States. The Company is now profitable in the United States and expects to pay income taxes at or near the statutory tax rate on its U.S. taxable earnings. As of December 31, 1997, the Company has recognized the benefit of its U.S. net operating loss carryforwards and tax credit carryforwards in their financial statements.

The Company's Israeli operations are performed entirely by Summit Design
(EDA) Ltd., which is a separate taxable Israeli entity. The Company's existing Israeli production facility has been granted "Approved Enterprise" status under the Israeli Investment Law, which entitles the Company to reductions in the tax rate normally applicable to Israeli companies with respect to the income generated by its "Approved Enterprise" programs. In particular, the tax holiday covers the seven year period beginning the first year in which Summit Design (EDA) Ltd. generates taxable income from its "Approved Enterprise" (after using any available NOLs), provided that such benefits will terminate in 2006 regardless of whether the seven year period has expired. The tax holiday provides that, during such seven year periods, a portion of the Company's taxable income from its Israeli operations will be taxed at favorable tax rates. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. There can be no assurance that the Company will be granted any approvals and therefore there can be no assurance the Company will continue to have favorable tax status in Israel. Management of the Company intends to permanently reinvest earnings of the Israeli subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due.

The Company has foreign income tax net operating losses of approximately $5.6 million at December 31, 1997. These foreign losses were generated in Israel over several years and have not yet received final assessment from the Israeli government. Consequently, management is uncertain as to the availability of a substantial portion of such foreign loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through a public offering in 1996 the private placement of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of March 31, 1998, the Company had approximately $20.4 million in cash and cash equivalents and a $1.0 million bank line of credit with a major financial institution (the "Bank"). The line of credit expires on April 30, 1999. Borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible assets, including its intellectual property rights. As of March 31, 1998, the Company had no borrowings outstanding under this line of credit.

As of March 31, 1998, the Company had working capital of approximately $15.7 million.

Net cash generated by operating activities was approximately $2.6 million and $505,000 for the three months ended March 31, 1998 and 1997, respectively. Cash generated by operating activities resulted primarily from profitable operations and improved cash collections less the decrease in deferred revenue and accrued liabilities for the three months ended March 31, 1998 and primarily from profitable operations less a decrease in deferred revenue for the three months ended March 31, 1997.

Net cash used in investing activities was approximately $573,000 and $326,000 for the three months ended March 31, 1998 and 1997, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment and a loan to an independent software company for the three months ended March 31, 1998 and the acquisition of furniture and equipment and a loan to an employee for the three months ended March 31, 1997.

Net cash used by financing activities was approximately $1.6 million and $92,000 for the three months ended March 31, 1998 and 1997, respectively.
For the three months ended March 31, 1998 the use of cash was primarily from repurchasing 162,500 shares of the Company's common stock, less proceeds from the issuance of common stock and a tax benefit from option exercises. For the three months ended March 31, 1997, the use of cash was primarily for repayment of debt and capital lease obligations.

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

HISTORY OF OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS

While the Company generated net income in the first quarter of 1998,there can be no assurance that the Company will be profitable in the future. In addition, the Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and

-------------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on this page for a discussion of factors that could affect future performance.

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

Traditionally, EDA customers have been risk averse in accepting new design methodologies. Because many of Summit's tools embody new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge to the Company and makes the introduction and acceptance of new products unpredictable. The Company's Visual Testbench product, introduced in the fourth quarter of 1995, provides a new methodology and requires a change in the traditional design flow for creating IC test programs. The Company anticipates a lengthy period of test marketing for the Visual Testbench product. Accordingly, the Company cannot predict the extent, to which it will realize revenue from Visual Testbench in excess of the revenue expected to be received pursuant to an OEM agreement entered into in July 1997. As part of this agreement, CSC must purchase a minimum of $16.0 million of Visual Testbench licenses over a thirty month period beginning in July 1997. As of March 31, 1998 the Company had sold $9.1 million of Visual Testbench licenses pursuant to this agreement. The Company will need to replace this revenue when the $16.0 million purchase obligation is satisfied and the failure of the Company to replace this revenue would have a material adverse affect on the Company's operating results.

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

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 24%, 56%, 29%, 46% and 42% of the Company's revenue for the three months ended March 31, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made through distributors. The Company has also entered into a joint venture with Anam pursuant to which the joint venture corporation Summit Asia acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. The Company is currently restructuring the ownership and responsibilities of Summit Asia. There can be no assurance that any restructuring would result in Summit Asia becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase. During the first quarter of 1997, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support Summit's Visual Testbench products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its HLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. In March 1997, the Company entered into a three-year distribution agreement with Kanematsu USA Inc. pursuant to which Kanematsu was granted exclusive distribution rights to sell, distribute and support certain verification products in Japan. For the three months ended March 31, 1998 and the year ended December 31, 1997, all sales of the Company's products in the Asia-Pacific region were through Seiko, Summit Asia, ATE and Kanematsu.

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

INTERNATIONAL SALES AND OPERATIONS

Approximately 32%, 53%, 33%, 50% and 52% of the Company's revenue for the three months ended March 31, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economics in the Asia Pacific Region have been experiencing adverse conditions which could adversely affect demand for the Company's products in such region.

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

The Company's Israeli production facility has been granted the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959 (the Investment Law). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. There can be no assurance that the Company's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

DEPENDENCE ON KEY PERSONNEL

The Company's future success depends in large part on the continued service of its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. The Company has entered into employment agreements with certain of its executive officers, however, such agreements do not guarantee the services of these employees and do not contain non-competition provisions. Competition for personnel in the software industry in general, and the EDA industry in particular, is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key personnel or that it will be successful in attracting and retaining other qualified technical, sales and marketing and management personnel in the future. The loss of any key employees or the inability to attract and retain additional qualified personnel may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company has obtained a $1 million key person life insurance policy on its President/Chief Executive Officer. The Company recently hired a new Vice President of Worldwide Marketing and Sales and several new sales persons. The Company's future success will depend in part on the ability of these new persons to rapidly and effectively transition into their new positions. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of additional personnel, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts had been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of March 31, 1998, approximately $261,000 was outstanding under the grant.

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

YEAR 2000

The Company is currently reviewing its products, internal systems and infrastructure in order to identify and modify those products and systems that are not Year 2000 compliant. The Company expects any required modification to be made on a timely basis and does not believe that the cost of any such modification will have a material adverse affect on the Company's operating results. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, implementation of any such modifications and the Company's inability to implement such modifications could have an adverse effect on the Company's future operating results.

PART II

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities

          From January 1, 1998 to March 31, 1998 the Company issued and sold 22,142 shares of Common Stock that were not registered under the Securities Act of 1933 at prices ranging from $0.08 to $1.17 per share upon exercise of stock options. Such issuances were made in reliance upon the exemption from registration set forth in Rule 701 promulgated under the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10.15 Bank line of credit agreement between the Registrant and U.S. National Bank of Oregon dated April 30, 1998
          27.1     Financial Data Schedule
          27.2     Restated Financial Data Schedules

          (b)  Reports on Form 8-K

          Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUMMIT DESIGN, INC.


                                       By:  /s/  C. Albert Koob
                                           -----------------------
                                           C. Albert Koob
                                           Vice President - Finance,
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

Date:     May 13, 1998

EXHIBIT INDEX

EXHIBIT 10.15 Bank line of credit agreement between the Registrant and U.S. National Bank of Oregon dated April 30, 1998

EXHIBIT  27.1   Financial Data Schedule

EXHIBIT  27.2   Restated Financial Data Schedules