Form 10-Q
period 1998-06-30
SUMMIT DESIGN INC
filed 1998-08-14
CIK 925072

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to_________

Commission file number:  000-20923

                                 SUMMIT DESIGN, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   93-1137888
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification Number)

                              9305 S. W. GEMINI DRIVE,
                              BEAVERTON, OREGON  97008
                      (Address of principal executive office)
        Registrant's Telephone number, including area code:  (503) 643-9281

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                      ---         ---
As of August 11, 1998, the Registrant had outstanding 15,237,624 shares of Common Stock.

                                SUMMIT DESIGN, INC.
                                       INDEX


PART I     FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 (unaudited)
          and December 31, 1997.                                             3

          Consolidated Statements of Operations for the three month
          periods ended June 30, 1998 and 1997 and for the six month
          periods ended June 30, 1998 and 1997 (unaudited).                  4

          Consolidated Statements of Cash Flows for the
          six month periods ended June 30, 1998 and 1997 (unaudited).        5

          Notes to Consolidated Financial Statements.                        6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

PART II   OTHER INFORMATION

Item 1    Not Applicable

Item 2    Changes in Securities and Use of Proceeds                         28

Item 3    Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders               28

Item 5    Not Applicable

Item 6    Exhibits and Reports on Form 8-K                                  29

Signature                                                                   30

Exhibit Index                                                               31

                                SUMMIT DESIGN, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                          June 30, 1998        December 31, 1997
                                                          -------------        -----------------
                                                           (Unaudited)
                  ASSETS
Current assets:
     Cash and cash equivalents.......................       $  24,768                $  19,973
     Accounts receivable, net........................           5,672                    5,131
     Prepaid expenses and other......................             323                      540
     Deferred income taxes...........................           1,268                    1,209
                                                          -------------        -----------------
          Total current assets.......................          32,031                   26,853

Furniture and equipment, net.........................           3,208                    2,698
Intangibles, net.....................................           1,376                    1,622
Deferred taxes.......................................             555                      533
Deposits and other assets............................           1,649                    1,055
                                                          -------------        -----------------
               Total assets..........................       $  38,819                $  32,761
                                                          -------------        -----------------
                                                          -------------        -----------------

               LIABILITIES
Current liabilities:
     Note payable to bank............................       $       -                $      29
     Long-term debt, current portion.................             151                      105
     Capital lease obligation, current portion.......              42                       49
     Accounts payable................................           1,307                    1,210
     Accrued liabilities.............................           6,394                    5,190
     Deferred revenue................................           5,462                    5,674
                                                          -------------        -----------------
          Total current liabilities..................          13,356                   12,257

Long-term debt, less current portion.................           1,156                      194
Capital lease obligations, less current portion......             124                       43
Deferred revenue, less current portion...............             175                        -
                                                          -------------        -----------------
          Total liabilities..........................          13,711                   12,494
                                                          -------------        -----------------

Commitments and contingencies

           STOCKHOLDERS' EQUITY
Common stock, $.01 par value.
Authorized 30,000 shares; issued and
outstanding 15,213 shares at June 30, 1998 and
15,841 shares at December 31, 1997..................              152                      159
Additional paid-in capital..........................           39,791                   51,797
Treasury stock, at cost, 939 shares at
December 31, 1997...................................                -                  (11,555)
Accumulated deficit.................................          (14,835)                 (20,134)
                                                          -------------        -----------------
          Total stockholders' equity................           25,108                   20,267
                                                          -------------        -----------------
               Total liabilities and stockholders'
                 equity............................         $  38,819                $  32,761
                                                          -------------        -----------------
                                                          -------------        -----------------

           The accompanying notes are an integral part of the consolidated financial statements

                                SUMMIT DESIGN, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                                         June 30                         June 30,
                                                 ------------------------         -------------------------
                                                   1998           1997               1998            1997
                                                 --------        --------         ---------       ---------
Revenue:
     Product licenses...................         $  8,574        $  5,611         $  16,775       $  10,507
     Maintenance and services...........            2,347           1,444             4,411           2,926
     Other..............................               91             125               183             267
                                                 --------        --------         ---------       ---------
          Total revenue.................           11,012           7,180            21,369          13,700

Cost of revenue:
     Product licenses...................              205             164               484             349
     Maintenance and services...........              279             142               505             252
                                                 --------        --------         ---------       ---------
          Total cost of revenue.........              484             306               989             601
                                                 --------        --------         ---------       ---------
               Gross profit.............           10,528           6,874            20,380          13,099

Operating expenses:
     Research and development...........            2,428           1,675             4,807           3,127
     Sales and marketing................            3,257           2,584             6,305           5,115
     General and administrative.........            1,344             881             2,442           2,061
                                                 --------        --------         ---------       ---------
          Total operating expenses......            7,029           5,140            13,554          10,303


Income from operations..................            3,499           1,734             6,826           2,796

Other income (expense), net.............              204             229               492             440
                                                 --------        --------         ---------       ---------
Income before income taxes..............            3,703           1,963             7,318           3,236
Income tax provision....................            1,041             100             2,019             180
                                                 --------        --------         ---------       ---------
Net income..............................         $  2,662         $ 1,863         $   5,299       $   3,056
                                                 --------        --------         ---------       ---------
                                                 --------        --------         ---------       ---------

Earnings per share:
          Basic.........................        $    0.18        $   0.13        $     0.35       $    0.22
                                                 --------        --------         ---------       ---------
                                                 --------        --------         ---------       ---------
          Diluted.......................        $    0.16        $   0.12        $     0.33       $    0.20
                                                 --------        --------         ---------       ---------
                                                 --------        --------         ---------       ---------
Number of shares used in computing
earnings per share:
          Basic.........................           15,058          14,167            14,984          14,137
          Diluted.......................           16,285          14,965            16,240          15,000

           The accompanying notes are an integral part of the consolidated financial statements

                                SUMMIT DESIGN, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       ------------------------------
                                                                          1998                 1997
                                                                       --------             ---------
Cash flows from operating activities:
     Net income.................................................       $  5,299             $ 3,056
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization...........................            781                 403
        Loss on asset disposition...............................              -                   1
        Deferred taxes..........................................            (81)                  -
        Equity in losses and elimination of intercompany
           profits of unconsolidated joint venture..............            350                   -
        Changes in assets and liabilities:
        Accounts receivable.....................................           (541)               (354)
        Prepaid expenses and other..............................            217                  47
        Accounts payable........................................             97                 155
        Accrued liabilities.....................................          1,204                 165
        Deferred revenue........................................            (37)               (370)
        Other, net..............................................            131                 104
                                                                       --------             -------
     Net cash provided by operating activities..................          7,420               3,207
                                                                       --------             -------
Cash flows from investing activities:
     Additions to furniture and equipment.......................         (1,045)               (751)
     Loan to joint venture......................................           (750)                  -
     Notes receivable, net......................................           (325)               (425)
                                                                       --------             -------
        Net cash used in investing activities...................         (2,120)             (1,176)
                                                                       --------             -------
Cash flows from financing activities:
     Issuance of common stock, net of issuance costs............          1,046                 303
     Tax benefit of option exercises............................            825                   -
     Payments to acquire treasury stock.........................         (2,329)                  -
     Principal payments of debt obligations.....................            (21)                (81)
     Principal payments of capital lease obligations............            (26)                (49)
                                                                       --------             -------
        Net cash (used in) provided by financing activities.....           (505)                173
                                                                       --------             -------
        Increase in cash and cash equivalents...................          4,795               2,204
Cash and cash equivalents, beginning of period..................         19,973              19,801
                                                                       --------             -------
Cash and cash equivalents, end of period........................       $ 24,768             $22,005
                                                                       --------             -------
                                                                       --------             -------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                       $      3             $     9
        Income taxes                                                        667                  38
Supplemental disclosure of non-cash financing activities:
      Retirement of treasury stock                                     $ 11,555             $     -

          The accompanying notes are an integral part of the consolidated financial statements

                                SUMMIT DESIGN, INC.
                     Notes to Consolidated Financial Statements
                                    (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Summit Design, Inc. ("Summit" or "the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995 included in the Company's Form 10-K filed for December 31, 1997.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other future interim period, and the Company makes no representations related thereto.

2.   ACQUISITION OF PROSOFT OY

On June 30, 1998, the Company acquired ProSoft Oy ("ProSoft"), a Company located in Finland. ProSoft develops software tools used to verify embedded systems software prior to the availability of a hardware prototype. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of ProSoft options which were exchanged for options of the Company) was 248,334 shares of common stock. The transaction was accounted for as a "pooling of interests" in accordance with generally accepted accounting principles. In compliance with such principles, the Company's financial statements have been restated to include the accounts of ProSoft as if the acquisition had occurred at the beginning of the first period presented. The effect of the combination did not have a material impact on the net sales and net income of the combined entity.

3.   SOFTWARE REVENUE RECOGNITION

During the first quarter of 1998, the Company adopted Statements of Position
(SOP) 97-2, "Software Revenue Recognition" and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition."" The provisions of SOP's 97-2 and 98-4 have been applied to transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (VSOE) of the fair value of the various elements in a multiple element arrangement Revenue from the sale of software licenses is recognized at the later of the time of shipment or satisfaction of all acceptance terms. The revenue allocated to maintenance is recognized ratably over the term of the maintenance agreement and revenue allocated to services is recognized as the services are performed.

SOP 98-4 defers for one year, the application of several paragraphs and examples in SOP 97-2 that limit the definition of vendor specific objective evidence (VSOE) of the fair value of various elements in a multiple element arrangement.

The Company analyzed the elements included in its multiple element arrangements and determined that the Company has sufficient evidence to allocate revenue to the license and maintenance components of its product licenses. The adoption of SOP's 97-2 and 98-4 did not have a significant effect on revenue recognized for the three and six month periods ending June 30, 1998.

                                SUMMIT DESIGN, INC.
                     Notes To Consolidated Financial Statements
                                    (Unaudited)

4.   BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                       June 30, 1998         December 31, 1997
                                                       -------------         -----------------
                                                        (Unaudited)

Accounts receivable:
     Trade receivables...........................          $   6,061             $    5,723
     Less allowance for doubtful accounts........               (389)                  (592)
                                                           ---------             ----------
                                                           $   5,672             $    5,131
                                                           ---------             ----------
                                                           ---------             ----------
Furniture and equipment:
     Office furniture equipment..................          $     930             $      596
     Computer equipment..........................              4,377                  3,679
     Leasehold improvements......................                 79                     66
                                                           ---------             ----------
                                                               5,386                  4,341
Less: accumulated depreciation and amortization..             (2,178)                (1,643)
                                                           ---------             ----------
                                                           $   3,208              $   2,698
                                                           ---------             ----------
                                                           ---------             ----------
Accrued expenses:
     Payroll and related benefits................         $    3,369              $   2,888
     Sales and marketing.........................                985                    435
     Accounting and legal........................                226                    260
     Federal and state income taxes payable......              1,343                    819
     Sales taxes payable.........................                 76                    114
     Other.......................................                395                    674
                                                           ---------             ----------
          Total accrued expenses.................         $    6,394              $   5,190
                                                           ---------             ----------
                                                           ---------             ----------

                                SUMMIT DESIGN, INC.
                     Notes To Consolidated Financial Statements
                                    (Unaudited)

5.   RECONCILIATION OF EARNINGS PER SHARE

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

                                                   Three months ended        Six months ended
                                                         June 30,                June 30,
                                                   ------------------     --------------------
                                                      1998      1997         1998      1997
                                                   ---------  ---------   ---------   --------
 Numerator:
    Net income                                     $   2,662  $   1,863   $   5,299   $  3,056
                                                   ---------  ---------   ---------   --------
                                                   ---------  ---------   ---------   --------
 Denominator:
    Denominator for basic earnings per share
      weighted average shares                         15,058     14,167      14,984     14,137

    Effect of dilutive securities:
      Employee stock options                           1,227        798       1,256        863
                                                   ---------  ---------   ---------   --------

    Denominator for diluted earnings per share        16,285     14,965      16,240     15,000
                                                   ---------  ---------   ---------   --------
                                                   ---------  ---------   ---------   --------


 Net income per share - basic                      $    0.18  $    0.13   $    0.35  $    0.22
                                                   ---------  ---------   ---------   --------
                                                   ---------  ---------   ---------   --------

 Net income per share - diluted                    $    0.16  $    0.12   $    0.33  $    0.20
                                                   ---------  ---------   ---------   --------
                                                   ---------  ---------   ---------   --------

6.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivitive Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivitive instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivitive instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material impact on its consolidated financial statements.

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

Prior to the Reorganization, the Company's Test Development Series ("TDS") product and related maintenance revenue accounted for all of the Company's revenue. After the Reorganization and through June 30, 1997, the Company's revenue was predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. As the result of the July 1997 sale of the TDS product line, Design to Test products are no longer a source of revenue for the Company. With the acquisition of TriQuest Design Automation, Inc. ("TriQuest") in February 1997, Simulation Technologies Corp. ("SimTech") in September 1997, and ProSoft Oy ("ProSoft") in June of 1998, the Company has also derived revenue from verification products which include hardware-software co-verification, code coverage, and HDL debugging products, as well as analysis, verification and Register Transfer Language ("RTL") optimization tools.

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

The Company entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Design Asia, Ltd. ("Summit Asia")) acquired exclusive rights to sell, distribute and support all of Summit's products in the Asia-Pacific region, excluding Japan. Prior to that date, Anam was an independent distributor of the Company's products in Korea. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation ("ADC"). In May 1998, the Company exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong, Summit Design Asia, Ltd. ("SDA").
SDA also acquired an equity investment in ADC. In June 1998, the Company and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support the Company's products in the Asia-Pacific region, excluding Japan. SDA granted distribution rights to the Company's products to ADC for the Asia Pacific region, excluding
Japan. For the three months ended June 30, 1998 and 1997, sales through SDA and ADC combined accounted for 3.1% and 3.9% of the Company's revenue, respectively. For the six months ended June 30, 1998 and 1997, sales through SDA and ADC combined accounted for 4.5% and 10.1% of the Company's revenue, respectively.

The Company accounts for its ownership interest in SDA and ADC on the equity method of accounting and, as a result, the Company's pro rata share of the earnings and losses of SDA and ADC are recognized as income or losses in the Company's income statement in "Other income (expense), net." The Company does not expect SDA or ADC to recognize a profit for the foreseeable future and thus does not expect to recognize income from its investment in SDA or ADC for the foreseeable future, if at all. There can be no assurance that the restructuring will result in SDA or ADC becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, will increase.

Approximately 38%, 38%, 35% and 45% of the Company's total revenue for the three months ended June 30, 1998 and 1997, and for the six months ended June 30, 1998 and 1997, respectively, were attributable to sales made outside the United States. The decline in the percentage of revenue from sales made outside the United States in 1998 is primarily the result of (1) domestic sales to one customer, (2) the loss of Design to Test product sales in the last half of 1997 as a result of the sale of the product line, which had a strong international market, and (3) the addition of revenue from products acquired in the SimTech acquisition which had a principally domestic market. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms.(1)

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a "pooling of interests" in accordance with generally accepted accounting principles.

Effective July 1, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC"). The increase in the Company's product licenses revenue during the last twelve months has been primarily due to increased revenue associated with the Company's HLDA Plus products. Substantially all of the Company's Design to Test product license revenue and related maintenance and services revenue for the three and six months ended June 30, 1997 were attributable to the TDS products. As of July 1, 1997, TDS products ceased to be a source of such revenues. CSC assumed the Company's obligations under TDS maintenance contracts entered into prior to the closing and the Company has not recognized deferred revenue associated with such contracts after June 30, 1997.

The Company maintained exclusive rights to its Visual Testbench technology and CSC agreed to purchase a minimum of $16,000,000 of Visual Testbench licenses over a thirty-month period beginning July 1997, subject to specified quarterly maximums and certain additional conditions, and $2,000,000 of maintenance over an eighteen month period beginning July 1997. As of June
30, 1998, the Company has sold $11.4 million of Visual Testbench licenses pursuant to this agreement. At the completion of the thirty month period, under certain conditions, CSC may obtain shared ownership to Visual
Testbench for sales into the ATE marketplace.

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

------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

On December 23, 1997, the Company announced that the Board of Directors had authorized the repurchase of up to 750,000 shares of the Company's Common Stock. From January 1, 1998 to May 12, 1998, the Company repurchased 162,500 shares of its common stock at a cost of $2.3 million. The Company subsequently reissued these shares through the exercise of stock options during the three months ended June 30, 1998. On June 29, 1998, the Company cancelled this stock repurchase plan.

On June 30, 1998 the Company completed its acquisition of ProSoft Oy ("ProSoft"). ProSoft develops software tools used to verify embedded systems software prior to the availability of a hardware prototype. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of ProSoft options which were exchanged for options of the Company) was 248,334 shares of common stock. The transaction has been accounted for as a "pooling of interests" in accordance with generally accepted accounting principles. In compliance with such principles, the Company's financial statements have been restated to include the accounts of ProSoft as if the acquisition had occurred at the beginning of the first period presented.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of revenue.

                                                             Three Months Ended             Six Months Ended
                                                                 June 30,                        June 30,
                                                            --------------------          --------------------
                                                             1998           1997           1998           1997
                                                            -----          -----          -----          -----
Revenue:
          Product licenses . . . . . . . . . . . .           77.9%          78.1%          78.5%          76.7%
          Maintenance and services . . . . . . . .           21.3           20.1           20.6           21.4
          Other. . . . . . . . . . . . . . . . . .            0.8            1.8            0.9            1.9
                                                            -----          -----          -----          -----
               Total revenue . . . . . . . . . . .          100.0          100.0          100.0          100.0
Cost of revenue:
          Product licenses . . . . . . . . . . . .            1.9            2.3            2.3            2.6
          Maintenance and services . . . . . . . .            2.5            2.0            2.3            1.8
                                                            -----          -----          -----          -----
               Total cost of revenue . . . . . . .            4.4            4.3            4.6            4.4
                                                            -----          -----          -----          -----
               Gross profit. . . . . . . . . . . .           95.6           95.7           95.4           95.6

Operating expenses:
          Research and development . . . . . . . .           22.0           23.3           22.5           22.8
          Sales and marketing. . . . . . . . . . .           29.6           36.0           29.5           37.3
          General and administrative (a)(b). . . .           12.2           12.3           11.5           15.1
                                                            -----          -----          -----          -----
               Total operating expenses. . . . . .           63.8           71.6           63.5           75.2
                                                            -----          -----          -----          -----
Income from operations . . . . . . . . . . . . . .           31.8           24.1           31.9           20.4
Other income (expense), net. . . . . . . . . . . .            1.8            3.2            2.3            3.2
                                                            -----          -----          -----          -----
Income before income taxes . . . . . . . . . . . .           33.6           27.3           34.2           23.6
Income tax provision . . . . . . . . . . . . . . .            9.4            1.4            9.4            1.3
                                                            -----          -----          -----          -----
Net income . . . . . . . . . . . . . . . . . . . .           24.2%          25.9%          24.8%          22.3%
                                                            -----          -----          -----          -----
                                                            -----          -----          -----          -----

(a) General and administrative expenses for the six months ended June 30, 1997 include a one-time charge of $379,000 (5.8% of revenue) for costs relating to the acquisition of TriQuest.
(b) General and administrative expenses for the three and six months ended June 30, 1998 include a one-time charge of $227,000 (2.1% of revenue and 1.1% of revenue, respectively), relating to the acquisition of ProSoft.


TOTAL REVENUE

Total revenue increased by 53.4% from $7.2 million for the three months ended June 30, 1997 to $11.0 million for the three months ended June 30, 1998 and total revenue increase by 56.0% from $13.7 million for the six months ended June 30, 1997 to $21.4 million for the six months ended June 30, 1998. Although total revenue increased for the three and six months ended June 30, 1998 from the comparable periods in 1997, the Company experienced a softening in sales order rates during the three months ended June 30, 1998. Sales through one distributor accounted for 14.1% and 11.3% of the Company's total revenue for the three months ended June 30, 1998 and 1997, respectively. Sales through one distributor accounted for 13.7% and 13.4% of the Company's total revenue for the six months ended June 30, 1998 and 1997, respectively. Sales to CSC accounted for 23.2% and 27.0% of the Company's total revenue for the three and six month periods ended June 30, 1998, respectively. Such revenue included $2.3 million and $5.2 million of Visual Testbench license sales made pursuant to the Company's contract with CSC for the three and six months ended June 30, 1998, respectively. See "Overview." Sales to one customer accounted for 28.1% of total revenue for the three months ended June 30, 1997 and 15.5% of the total revenue for the six months ended June 30, 1997.

REVENUE

PRODUCT LICENSES

The Company's product licenses revenue is derived from license fees from the Company's HLDA Plus products and additionally from Design to Test products through June 30, 1997. Product licenses revenue increased by 52.8% from $5.6 million for the three months ended June 30, 1997 to $8.6 million for the three months ended June 30, 1998 and increased 59.7% from $10.5 million for the six months ended June 30, 1997 to $16.8 million for the six months ended June 30, 1998. Due to the sale of the TDS product line in July of 1997, revenue from HLDA Plus products accounted for 100% of product licenses revenue for the three and six months ended June 30, 1998. During the three months ended June 30, 1997, HLDA Plus and Design to Test revenues accounted for 82.9% and 17.1% of product license revenue, respectively. During the six months ended June 30, 1997, HLDA Plus and Design to Test revenues accounted for 80.4% and 19.6% of product and license revenue, respectively.

HLDA Plus license revenue increased 31.4% from $4.7 million for the three months ended June 30, 1997 to $6.1 million for the three months ended June 30, 1998, and increased 49.8% from $8.5 million for the six months ended June 30, 1997 to $12.7 million for the six months ended June 30, 1998. The increase in HLDA Plus license revenue over the same period in 1997 was primarily attributable to sales to a single customer, revenue from the verification products portfolio that was not shipping in the comparable period in 1997, and growth in the installed base of HLDA Plus customers. Sales to the single customer are expected to continue over the next six quarters pursuant to contractual arrangements with the customer.(1)

MAINTENANCE AND SERVICES

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA products, consulting services, and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 62.5% from $1.4 million for the three months ended June 30, 1997 to $2.3 million for the three months ended June 30, 1998, and increased 50.8% from $2.9 million for the six months ended June 30, 1997 to $4.4 million for the six months ended June 30, 1998. The increase is primarily attributable to maintenance contracts for Verification products acquired in the SimTech acquisition, a maintenance contract with one customer, an increase in the installed base of HLDA Plus customers over the previous comparable period, partially offset by a decrease of Design to Test maintenance revenue of $695,000 and $1.4 million for the three and six months ended June 30, 1998, respectively, due to the sale of the TDS product line.

OTHER

Other revenue consists of fees received for granting distribution rights. Other revenue decreased 27.2% from $125,000 for the three months ended June 30, 1997 to $91,000 for the three months ended June 30, 1998 and decreased 31.5% from $267,000 for the six months ended June 30, 1997 to $183,000 for the six months ended June 30, 1998. In May 1997 a distribution agreement expired; and as a result the distribution rights fees paid at the inception of the agreement and amortized into revenue at $50,000 each quarter over the agreement period are no longer a source of other revenue. No material costs were associated with other revenue for the three and six months ended June 30, 1998 and 1997.

----------------------
(1) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

COST OF REVENUE

PRODUCT LICENSES

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. The cost of product licenses revenue increased 25.0% from $164,000 for the three months ended June 30, 1997 to $205,000 for the three months ended June 30, 1998, and increased 38.7% from $349,000 for the six months ended June 30, 1997 to $484,000 for the six months ended June 30, 1998. This increase is primarily attributable to amortization of purchased technology included in the three and six months ended June 30, 1998 relating to the purchase of SimTech in September of 1997. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 2.9% of product licenses revenue for the three months ended June 30, 1997 to 2.4% of product licenses revenue for the three months ended June 30, 1998, and decreased from 3.3% of product licenses revenue for the six months ended June 30, 1997 to 2.9% of product licenses revenue for the six months ended June 30, 1998. This decrease was primarily due to leveraging fixed costs across increased product licenses revenue.

MAINTENANCE AND SERVICES

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support consulting and training classes offered to purchasers of the Company's products, increased 96.5% from $142,000 for the three months ended June 30, 1997 to $279,000 for the three months ended June 30, 1998, and increased 100.4% from $252,000 for the six months ended June 30, 1997 to $505,000 for the six months ended June 30, 1998. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue increased from 9.8% for the three months ended June 30, 1997 to 11.9% for the three months ended June 30, and increased from 8.6% for the six months ended June 30, 1997 to 11.4% for the six months ended June 30, 1998. This increase as a percentage of maintenance and services revenue for the three and six months ended June 30, 1998 is due to the Company operating at below forecasted staffing levels during the first half of 1997.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 45.0% from $1.7 million for the three months ended June 30, 1997 to $2.4 million for the three months ended June 30, 1998 and increased 53.7% from $3.1 million for the six months ended June 30, 1997 to $4.8 million for the six months ended June 30, 1998. As a percentage of total revenue, research and development expenses decreased from 23.3% for the three months ended June 30, 1997 to 22.0% for the three months ended June 30, 1998, and decreased from 22.8% for the six months ended June 30, 1997 to 22.5% for the six months ended June 30, 1998. The Company's research and development staff increased from 64 at June 30, 1997 to 95 at June 30, 1998. This increase is primarily attributable to the addition of 28 engineers through the acquisition of SimTech in September of 1997 and the hiring of 18 additional engineers, less a decrease of 15 engineers due to the sale of the TDS product line in July of 1997. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue.(1)

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 26.0% from $2.6 million for the three months ended June 30, 1997 to $3.3 million for the three months ended June 30, 1998 and increased 23.3% from $5.1 million for the six months ended June 30, 1997 to $6.3 million for the six months ended June 30, 1998. The increase over 1997 was attributable to expenses related to the marketing of new products acquired with the purchase of SimTech and additional commissions directly related to the increase in gross sales over the comparable period in 1997. As a percentage of total revenue, sales and marketing expenses decreased from 36.0% for the three months ended June 30, 1997 to 29.6% for the three months ended June 30, 1998, and decreased from 37.3% for the six months ended June 30, 1997 to 29.5% for the six months ended June 30, 1998. The decrease as a percentage of revenue was primarily attributable to the increase in total revenue for 1998. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars.(1)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 52.5% from $881,000 for the three months ended June 30, 1997, to $1.3 million for the three months ended June 30, 1998, which includes a $227,000 one-time charge for costs associated with the acquisition of ProSoft, and increased 18.5% from $2.1 million for the six months ended June 30, 1997, which includes $379,000 one-time charge for costs associated with the acquisition of TriQuest, to $2.4 million for the six months ended June 30, 1998, which includes a $227,000 one-time charge for costs associated with the acquisition of ProSoft. Excluding one-time charges, expenses increased by $236,000 (26.8%) for the three months ended June 30, 1998 and $533,000 (31.7%) for the six months ended June 30, 1998, as compared to the same period in the prior year. As a percentage of total revenue, excluding the one time charges, general and administrative expenses decreased from 12.3% for the three months ended June 30, 1997 to 10.1% for the three months ended June 30, 1998, and decreased from 12.3% for the six months ended June 30, 1997 to 10.4% for the six months ended June 30, 1998. The decrease as a percentage of total revenue was attributable to the increase in total revenue in 1998. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.(1)

OTHER INCOME (EXPENSE), NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of SDA and ADC and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the

------------------------
(1) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

local currency. Other income was $229,000 for the three months ended June 30, 1997 and $204,000 for the three months ended June 30, 1998 and $440,000 for the six months ended June 30, 1997 and $492,000 for the six months ended June 30, 1998. The increase in other income was primarily due to increased interest earned on the Company's cash holdings which was partially offset by a charge related to the reorganization of Summit Design Asia.

INCOME TAX PROVISION

The income tax provision increased from $100,000 for the three months ended June 30, 1997 to $1.0 million for the three months ended June 30, 1998 and from $180,000 for the six months ended June 30, 1997 to $2.0 million for the six months ended June 30, 1998. The provision for the three and six months ended June 30, 1997 reflects an effective rate of 6.5% of taxable income and is comprised of federal alternative minimum tax and Israeli income taxes. In the first and second quarters of 1997, the Company utilized net operating loss carryforwards to offset a considerable portion of U.S. federal and state taxable income. The 1998 income tax provision reflects the Company's expected, annualized consolidated tax rate for federal, state and foreign taxes of approximately 28% of taxable income. The difference between the Company's expected effective rate and the statutory rate for the year ending December 31, 1998 is primarily due to reduced tax rates on the Company's income generated from operations in Israel.

VARIABILITY OF OPERATING RESULTS

The Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product quality issues, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal factors, rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

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

EFFECTIVE CORPORATE TAX RATES

Prior to 1996, the Company had experienced losses for income tax purposes in the United States. The Company is now profitable in the United States and expects to pay income taxes at or near the statutory tax rate on its U.S. taxable earnings. As of December 31, 1997, the Company had recognized the benefit of its U.S. net operating loss carryforwards and tax credit carryforwards in its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through a public offering in 1996, the private placement of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of June 30, 1998, the Company had approximately $24.8 million in cash and cash equivalents and a $1.0 million bank line of credit with a major financial institution ("the Bank"). The line of credit expires on April 30, 1999. Borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible assets, including its intellectual property rights. As of June 30, 1998 the Company had no borrowings outstanding under this line of credit.

The Company is obligated to lend up to $2.5 million to an independent software development company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime plus 2%.

As of June 30, 1998, the Company had working capital of approximately $18.7 million.

Net cash generated by operating activities was approximately $7.4 million and $3.2 million for the six months ended June 30, 1998 and 1997, respectively. Cash generated by operating activities resulted primarily from profitable operations, and an increase in accrued liabilities partially offset by an increase in accounts receivable for the six months ended June 30, 1998 and primarily from profitable operations for the six months ended June 30, 1997.

Net cash used in investing activities was approximately $2.1 million and $1.2 million for the six months ended June 30, 1998 and 1997, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment and loans to a joint venture for the six months ended June 30, 1998 and the acquisition of furniture and equipment and a loan to an employee for the six months ended June 30, 1997.

Net cash used by financing activities was approximately $505,000 for the six months ended June 30, 1998 and net cash provided by financing activities was approximately $173,000 for the six months ended June 30 1997. For the six months ended June 30, 1998 the use of cash was primarily from the repurchase of common stock, less the issuance of common stock and a tax benefit from option exercises. For the six months ended June 30, 1997, the cash provided by financing activities was primarily from the issuance of common stock less principal payments on debt and capital lease obligations.

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

HISTORY OF OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS

While the Company generated net income in the first two quarters of 1998, there can be no assurance that the Company will be profitable in the future. In addition, the Company has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations, product quality, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal factors, rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

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

PRODUCT CONCENTRATION; UNCERTAINTY OF MARKET ACCEPTANCE OF HLDA

Prior to July 1997, the Company's revenue was predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. Effective July 1, 1997, as a result of the Asset Sale, TDS products ceased to be a source of revenue. With the acquisition of TriQuest in February 1997, SimTech in September 1997, and ProSoft in June 1998, the Company also derives revenue from verification products which include hardware-software co-verification, code coverage, and HDL debugging products as well as analysis, verification and RTL optimization tools.

The Company believes that HLDA Plus products will continue to account for substantially all of its revenue in the future. As a result, factors adversely affecting sales of these products, including increased competition, inability to successfully introduce enhanced or improved versions of these products, product quality issues and technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's future success depends primarily upon the market acceptance of its existing and future HLDA Plus products. The Company commercially shipped its first HLDA Plus product, Visual HDL for VHDL, in the first quarter of 1994. For the years ended December 31, 1997, 1996 and 1995, respectively, revenue from HLDA products and related maintenance contracts represented 76.5%, 63.5%, and 43.6%, respectively, of the Company's total revenue. The Company's HLDA Plus products incorporate certain unique design methodologies and thus represent a departure from industry standards for design creation and verification. The Company believes that broad market acceptance of its HLDA products will depend on several factors, including the ability to significantly enhance design productivity, ease of use, interoperability with existing EDA tools, price and the customer's assessment of the Company's financial resources and its technical, managerial, service and support expertise. The Company also depends on its distributors to assist the Company in gaining market acceptance of its products. There can be no assurance that sufficient priority will be given by the Company's distributors to marketing the Company's products or whether such distributors will continue to offer the Company's products. There can be no assurance that the Company's HLDA products will achieve broad market acceptance. A decline in the demand for, or the failure to achieve broad market acceptance of, the Company's HLDA products will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

Traditionally, EDA customers have been risk averse in accepting new design methodologies. Because many of Summit's tools embody new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge to the Company and makes the introduction and acceptance of new products unpredictable. The Company's Visual Testbench product, introduced in the fourth quarter of 1995, provides a new methodology and requires a change in the traditional design flow for creating IC test programs. The Company anticipates a lengthy period of test marketing for the Visual Testbench product. Accordingly, the Company cannot predict the extent, to which it will realize revenue from Visual Testbench in excess of the revenue expected to be received pursuant to an OEM agreement entered into in July 1997. As part of this agreement, CSC must purchase a minimum of $16.0 million of Visual Testbench licenses over a thirty month period beginning in July 1997. As of June 30, 1998 the Company had sold $11.4 million of Visual Testbench licenses pursuant to this agreement. The Company will need to replace this revenue when the $16.0 million purchase obligation is satisfied and the failure of the Company to replace this revenue would have a material adverse affect on the Company's operating results.

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

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 25%, 42%, 29%, 46% and 42% of the Company's revenue for the six months ended June 30, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made through distributors. Effective April 1, 1996 the Company entered into a joint venture with Anam pursuant to which the joint venture corporation Summit Asia acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. Prior to that date, Anam was an independent distributor of the Company's products. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation "ADC." In May 1998, the Summit exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong which was renamed Summit Design Asia, Ltd. "SDA." SDA also has an equity investment in ADC. In June 1998, the Summit and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support Summits products in the Asia-Pacific region, excluding Japan. SDA granted distribution rights to Summit's products to ADC for the Asia Pacific region, excluding Japan. There can be no assurance that this restructuring will result in Summit Asia or ADC becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase. During the first quarter of 1997, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support Summit's Visual Testbench products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its HLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. In March 1997, the Company entered into a three-year distribution agreement with Kanematsu USA Inc. pursuant to which Kanematsu was granted exclusive distribution rights to sell, distribute and support certain verification products in Japan. For the six months ended June 30, 1998 and the year ended December 31, 1997, all sales of the Company's products in the Asia-Pacific region were through Seiko, SDA, ADC, ATE and Kanematsu.

There can be no assurance the relationships with Seiko, SDA, ADC, ATE and Kanematsu will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships. The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Seiko, SDA, ADC, ATE and Kanematsu, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

INTERNATIONAL SALES AND OPERATIONS

Approximately 35%, 45%, 33%, 50% and 52% of the Company's revenue for the six months ended June 30, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economics in the Asia Pacific Region have been experiencing adverse conditions which could adversely affect demand for the Company's products in such region.

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

On February 28, 1997, Summit completed its acquisition of TriQuest, on September 9, 1997, Summit completed its acquisition of SimTech, and on June 30, 1998 Summit completed its acquisition of ProSoft. As a result of these acquisitions, Summit's operating expenses have increased and are expected to continue to increase. There can be no assurance that the integration of TriQuest's, SimTech's, or ProSoft's business can be successfully completed in a timely fashion, or at all, or that the revenues from TriQuest, SimTech, and ProSoft will be sufficient to support the costs associated with the acquired businesses, without adversely affecting Summit's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows. In addition, Summit regularly evaluates acquisition opportunities. Future acquisitions by Summit could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse effect on Summit's results of operations.

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

DEPENDENCE ON KEY PERSONNEL

The Company's future success depends in large part on the continued service of its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. The Company has entered into employment agreements with certain of its executive officers, however, such agreements do not guarantee the services of these employees and do not contain non-competition provisions. Competition for personnel in the software industry in general, and the EDA industry in particular, is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key personnel or that it will be successful in attracting and retaining other qualified technical, sales and marketing and management personnel in the future. The loss of any key employees or the inability to attract and retain additional qualified personnel may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company has obtained a $1 million "key person" life insurance policy on its President/Chief Executive Officer. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of additional personnel, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts had been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of June 30, 1998, approximately $261,000 was outstanding under the grant.

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

PART II

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities

          In June 1998, in connection with the Company's acquisition of ProSoft Oy ("ProSoft"), the Company issued 225,386 shares of the Company's Common Stock to the existing shareholders of ProSoft in exchange for all of the outstanding shares of capital stock of ProSoft. Such shares were not registered under the securities act of 1933, as amended (the "Securities Act"), and such issuance was deemed to be exempt from registration in reliance under Section
          4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and had access to all relevant information regarding the Company necessary to evaluate the investment.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were submitted to the stockholders at the Company's Annual Meeting of Stockholders held May 14, 1998. Each of these matters was approved by a majority of the shares present at the meeting.

     1. The election of one Class I director to serve for a term of three years:

                                    VOTES FOR          VOTES WITHHELD
                                    ---------          --------------
     CLASS I DIRECTOR

     Steven P. Erwin                12,140,472             8,242


     2. The amendment of the Company's 1994 Stock Plan to increase the number of shares reserved for issuance thereunder by 500,000 shares and to approve the material terms of the 1994 Stock Plan solely for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended:

          VOTES FOR           VOTES AGAINST       VOTES WITHHELD
          ---------           -------------       --------------
          9,001,008             3,130,298             17,408


     3. The amendment of the Company's 1996 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 235,000 shares:

          VOTES FOR           VOTES AGAINST       VOTES WITHHELD
          ---------           -------------       --------------
          12,050,001             82,185               16,528

     4. The ratification of the appointment of Coopers & Lybrand L.L.P. as the independent accountants for the Company for the fiscal year ending December 31, 1998:

          VOTES FOR           VOTES AGAINST       VOTES WITHHELD
          ---------           -------------       --------------
          12,139,009              3,516               6,189

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.27 Shareholders Agreement between the Registrant and Summit Design Asia, Ltd. dated May 12, 1998.
               10.28     Shareholders Agreement between the Registrant and
                         Asia Design Corporation, Ltd. dated May 12, 1998.
               10.29++   Distributor Agreement between the Registrant and
                         Summit Design Asia, Ltd. dated May 12, 1998.
               10.30 Loan Agreement between the Registrant and Summit Design Asia, Ltd. dated June 2, 1998.
               10.31 Joint Escrow Agreement between the Registrant Perkins Coie (Hong Kong) Limited, Summit Design Asia, Ltd. and Asia Design Corporation, Ltd.
               10.32 Guarantee Agreement between the Registrant and Asia Design Corporation, Ltd. dated May 12, 1998.
               10.33 Security Agreement between the Registrant and Asia Design Corporation, Ltd. dated May 12, 1998.
               27.1      Financial Data Schedule
               27.2      Restated Financial Data Schedules
               27.3      Restated Financial Data Schedules

                 ++ Document for which confidential treatment has been requested.

          (b)  Reports on Form 8-K

               On July 13, 1998, the Company filed a report on Form 8-K dated June 30, 1998 in conjunction with the acquisition of ProSoft Oy.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUMMIT DESIGN, INC.


                              By:  /s/ C. Albert Koob
                                   ------------------------------------
                                   C. Albert Koob
                                   Vice President - Finance,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting
                                   Officer and Duly Authorized Officer)


Date:     August 13, 1998

EXHIBIT INDEX

EXHIBIT 10.27 Shareholders Agreement between the Registrant and Summit Design Asia, Ltd. dated May 12, 1998.

EXHIBIT 10.28 Shareholders Agreement between the Registrant and Asia Design Corporation, Ltd. dated May 12, 1998.

EXHIBIT 10.29++ Distributor Agreement between the Registrant and Summit Design Asia, Ltd. dated May 12, 1998.

EXHIBIT 10.30 Loan Agreement between the Registrant and Summit Design Asia, Ltd. dated June 2, 1998.

EXHIBIT 10.31 Joint Escrow Agreement between the Registrant Perkins Coie (Hong Kong) Limited, Summit Design Asia, Ltd. and Asia Design Corporation, Ltd.

EXHIBIT 10.32 Guarantee Agreement between the Registrant and Asia Design Corporation, Ltd. dated May 12, 1998.

EXHIBIT 10.33 Security Agreement between the Registrant and Asia Design Corporation, Ltd. dated May 12, 1998.

EXHIBIT  27.1     Financial Data Schedule

EXHIBIT  27.2     Restated Financial Data Schedules

EXHIBIT  27.3     Restated Financial Data Schedules


           ++ Document for which confidential treatment has been requested.