Form 10-Q/A
period 1998-06-30
SUMMIT DESIGN INC
filed 1998-08-31
CIK 925072

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

This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1998 ("Form 10-Q") for the purpose of amending Item 1 in its entirety.

                                SUMMIT DESIGN, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                          June 30, 1998        December 31, 1997
                                                          -------------        -----------------
                                                           (Unaudited)
                  ASSETS
Current assets:
     Cash and cash equivalents.......................       $  24,768                $  19,973
     Accounts receivable, net........................           5,672                    5,131
     Prepaid expenses and other......................             323                      540
     Deferred income taxes...........................           1,268                    1,209
                                                          -------------        -----------------
          Total current assets.......................          32,031                   26,853

Furniture and equipment, net.........................           3,208                    2,698
Intangibles, net.....................................           1,376                    1,622
Deferred taxes.......................................             555                      533
Deposits and other assets............................           1,649                    1,055
                                                          -------------        -----------------
               Total assets..........................       $  38,819                $  32,761
                                                          -------------        -----------------
                                                          -------------        -----------------

               LIABILITIES
Current liabilities:
     Note payable to bank............................       $       -                $      29
     Long-term debt, current portion.................             151                      105
     Capital lease obligation, current portion.......              42                       49
     Accounts payable................................           1,307                    1,210
     Accrued liabilities.............................           6,394                    5,190
     Deferred revenue................................           5,462                    5,674
                                                          -------------        -----------------
          Total current liabilities..................          13,356                   12,257

Long-term debt, less current portion.................             156                      194
Capital lease obligations, less current portion......              24                       43
Deferred revenue, less current portion...............             175                        -
                                                          -------------        -----------------
          Total liabilities..........................          13,711                   12,494
                                                          -------------        -----------------

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


Date:     August 31, 1998