Form 10-Q
period 1998-09-30
SUMMIT DESIGN INC
filed 1998-11-17
CIK 925072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to_________

Commission file number:  000-20923

                                SUMMIT DESIGN, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  93-1137888
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

                            9305 S. W. GEMINI DRIVE,
                             BEAVERTON, OREGON 97008
                     (Address of principal executive office)
       Registrant's Telephone number, including area code: (503) 643-9281

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
As of November 11, 1998, the Registrant had outstanding 15,393,609 shares of Common Stock.

                              SUMMIT DESIGN, INC.
                                     INDEX


PART I     FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998
         (unaudited) and December 31, 1997.                                             3

         Condensed Consolidated Statements of Operations for the
         three month periods ended September 30, 1998 and 1997 and for
         the nine month periods ended September 30, 1998 and 1997 (unaudited).          4

         Condensed Consolidated Statements of Cash Flows for
         the nine month periods ended September 30, 1998 and 1997 (unaudited).          5

         Notes to Condensed Consolidated Financial Statements.                          6

Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       9

PART II     OTHER INFORMATION

Item 1   Not Applicable

Item 2   Not Applicable

Item 3   Not Applicable

Item 4   Not Applicable

Item 5   Not Applicable

Item 6   Exhibits and Reports on Form 8-K                                              28

Signature                                                                              29

Exhibit Index                                                                          30

                               SUMMIT DESIGN, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    September 30, 1998        December 31, 1997
                                                    ------------------        -----------------
                                                        (Unaudited)
                     ASSETS

Current assets:
   Cash and cash equivalents....................          $  24,662                $  19,973
   Accounts receivable, net.....................              7,654                    5,131
   Prepaid expenses and other...................                789                      540
   Deferred income taxes........................              1,268                    1,209
                                                          ---------                ---------
     Total current assets.......................             34,373                   26,853

Furniture and equipment, net....................              3,659                    2,698
Intangibles, net................................              1,252                    1,622
Deferred taxes..................................                555                      533
Notes receivable................................              1,420                      565
Deposits and other assets.......................                723                      490
                                                          ---------                ---------
        Total assets............................          $  41,982                $  32,761
                                                          ---------                ---------
                                                          ---------                ---------

                  LIABILITIES
Current liabilities:
   Long-term debt, current portion..............                 81                $     134
   Capital lease obligation, current portion....                 46                       49
   Accounts payable.............................              1,746                    1,210
   Accrued liabilities..........................              6,642                    5,182
   Deferred revenue.............................              4,872                    5,674
                                                          ---------                ---------
     Total current liabilities..................             13,387                   12,249

Long-term debt, less current portion............                156                      194
Capital lease obligations, less current portion.                  8                       43
Deferred revenue, less current portion..........                161                        -
                                                          ---------                ---------
     Total liabilities..........................             13,712                   12,486
                                                          ---------                ---------

Commitments and contingencies

              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
5,000 shares; no shares issued and outstanding                    -                        -
Common stock, $.01 par value. Authorized 30,000
shares; issued and outstanding 15,330 shares at
September 30, 1998 and 15,841 shares
at December 31, 1997. ..........................                153                      159
Additional paid-in capital......................             39,911                   51,797
Treasury stock , at cost, 939 shares at
December 31, 1997...............................                  -                 (11,555)
Accumulated deficit.............................           (11,794)                 (20,126)
                                                          ---------                ---------
     Total stockholders' equity.................             28,270                   20,275
                                                          ---------                ---------
        Total liabilities and stockholders'
        equity .................................          $  41,982                $  32,761
                                                          ---------                ---------
                                                          ---------                ---------

The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                          ---------------------         ---------------------
                                                            1998         1997             1998         1997
                                                            -----        ----             ----         ----
Revenue:
   Product licenses.................................      $  8,705     $  6,444         $ 25,480    $  16,951
   Maintenance and services.........................         2,518        1,374            6,929        4,300
   Other............................................            91           91              274          358
                                                          --------    ---------         --------    ---------
     Total revenue..................................        11,314        7,909           32,683       21,609

Cost of revenue:
   Product licenses.................................           264          184              748          533
   Maintenance and services.........................           268          171              773          423
                                                          --------    ---------         --------    ---------
     Total cost of revenue..........................           532          355            1,521          956
                                                          --------    ---------         --------    ---------
        Gross profit................................        10,782        7,554           31,162       20,653

Operating expenses:
   Research and development.........................         2,471        1,634            7,278        4,761
   Sales and marketing..............................         3,235        2,705            9,540        7,820
   General and administrative.......................         1,160          962            3,602        3,023
   In-process technology............................            --       19,937               --       19,937
                                                          --------    ---------         --------    ---------
     Total operating expenses.......................         6,866       25,238           20,420       35,541

Income(loss) from operations........................         3,916     (17,684)           10,742     (14,888)

Other income, net...................................           297          346              789          786
Gain on sale of product line........................            --        5,569               --        5,569
                                                          --------    ---------         --------    ---------
Income(loss) before income taxes....................         4,213     (11,769)           11,531      (8,533)
Income tax provision................................         1,180          640            3,199          820
                                                          --------    ---------         --------    ---------
Net income(loss)  ..................................      $  3,033    $(12,409)         $  8,332    $ (9,353)
                                                          --------    ---------         --------    ---------
                                                          --------    ---------         --------    ---------


Earnings(loss) per share:
     Basic   .......................................      $   0.20    $  (0.86)         $   0.55    $  (0.66)
                                                          --------    ---------         --------    ---------
                                                          --------    ---------         --------    ---------
     Diluted  ......................................      $   0.19    $  (0.86)         $   0.51    $  (0.66)
                                                          --------    ---------         --------    ---------
                                                          --------    ---------         --------    ---------
Number of shares used in computing
Earnings(loss) per share:
     Basic   .......................................        15,245       14,456           15,072       14,245
     Diluted .......................................        16,100       14,456           16,208       14,245

The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     --------------------------
                                                                          1998           1997
                                                                     -------------   ----------
Cash flows from operating activities:
     Net income(loss).....................................             $  8,332        $(9,353)
     Adjustments to reconcile net income to net cash
        Provided by operating activities:
          Depreciation and amortization...................                1,219             635
          Loss on asset disposition.......................                    -             (1)
          Deferred taxes..................................                 (81)           (537)
          Gain on sale of product line....................                    -         (5,569)
          Write-off of in-process technology..............                    -          19,937
          Equity in losses and elimination of intercompany
             profits of unconsolidated joint venture......                  420               -
          Changes in assets and liabilities:
               Accounts receivable........................              (2,523)             861
               Prepaid expenses and other.................                (249)            (27)
               Accounts payable...........................                  536             436
               Accrued liabilities........................                1,460           1,743
               Deferred revenue...........................                (641)           1,294
               Other, net.................................                   97            (75)
                                                                       --------         -------
     Net cash provided by operating activities............                8,570           9,344
                                                                       --------         -------
Cash flows from investing activities:
     Additions to furniture and equipment.................              (1,810)         (1,266)
     Acquisitions, net of cash received...................                    -         (3,819)
     Proceeds from sale of product line, net..............                    -           4,643
     Proceeds from sale of assets.........................                    -               8
     Loan to joint venture................................                (750)               -
     Notes receivable, net..................                              (855)           (490)
                                                                       --------         -------
        Net cash used in investing activities.............              (3,415)           (924)
                                                                       --------         -------
Cash flows from financing activities:
     Issuance of common stock, net of issuance costs......                1,118             700
     Tax benefit of option exercises......................                  875               -
     Payments to acquire treasury stock...................              (2,330)        (11,555)
     Principal payments of debt obligations...............                 (91)            (81)
     Principal payments of capital lease obligations......                 (38)            (61)
                                                                       --------         -------
        Net cash used in financing activities.............                (466)        (10,997)
                                                                       --------         -------
        Increase(decrease) in cash and cash equivalents...                4,689         (2,577)
Cash and cash equivalents, beginning of period............               19,973          19,801
                                                                       --------         -------
Cash and cash equivalents, end of period..................             $ 24,662         $17,224
                                                                       --------         -------
                                                                       --------         -------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest........................................             $      3         $    10
          Income taxes....................................                2,063             104
Supplemental disclosure of non-cash financing activities:
     Retirement of treasury stock.........................               11,555               -
Acquisition, net of cash acquired:
     Net current assets other than cash acquired..........                   -          (1,600)
     Furniture and equipment..............................                   -              377
     In-process technology................................                   -           19,937
     Purchased technology and intangibles.................                   -            1,772
     Stock issued     ....................................                   -         (16,667)
     Cash used, net of cash acquired......................                   -          (3,819)

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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other future interim period, and the Company makes no representations related thereto.

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

The Company analyzed the elements included in its multiple element arrangements and determined that the Company has sufficient evidence to allocate revenue to the license and maintenance components of its product licenses. The adoption of SOP's 97-2 and 98-4 did not have a significant effect on revenue recognized for the three and nine month periods ending September 30, 1998.

                               SUMMIT DESIGN, INC.
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.   BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                        September 30, 1998     December 31, 1997
                                                        ------------------     -----------------
                                                            (Unaudited)

Accounts receivable:
   Trade receivables...............................                $ 8,079               $ 5,723
   Less allowance for doubtful accounts............                  (425)                 (592)
                                                        ------------------     -----------------
                                                                   $ 7,654               $ 5,131
                                                        ------------------     -----------------
                                                        ------------------     -----------------

Furniture and equipment:
   Office furniture equipment .....................                  $ 941               $   596
   Computer equipment..............................                  4,999                 3,679
   Leasehold improvements..........................                    197                    66
                                                        ------------------     -----------------
                                                                     6,137                 4,341
Less: accumulated depreciation and amortization....                (2,478)               (1,643)
                                                        ------------------     -----------------
                                                                   $ 3,659               $ 2,698
                                                        ------------------     -----------------
                                                        ------------------     -----------------

Accrued expenses:
   Payroll and related benefits....................                $ 3,565               $ 2,887
   Sales and marketing.............................                  1,236                   435
   Accounting and legal............................                    238                   260
   Federal and state income taxes payable..........                  1,084                   819
   Sales taxes payable.............................                     86                   114
   Other  .........................................                    433                   667
                                                        ------------------     -----------------
     Total accrued expenses........................                $ 6,642               $ 5,182
                                                        ------------------     -----------------
                                                        ------------------     -----------------

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



                                                          Three months ended                    Nine months ended
                                                              September 30,                        September 30,
                                                       --------------------------           ---------------------------
                                                         1998              1997               1998              1997
                                                         ----              ----               ----              ----
Numerator:
   Net income (loss)                                   $  3,033         $(12,409)          $   8,332         $ (9,353)
                                                       --------         ---------          ---------         ---------
                                                       --------         ---------          ---------         ---------
Denominator:
   Denominator for basic earnings per share
     weighted average shares                             15,245            14,456             15,072            14,245
   Effect of dilutive securities:
     Employee stock options                                 855                 -              1,136                 -
                                                       --------         ---------          ---------         ---------
   Denominator for diluted earnings per share            16,100            14,465             16,208            14,425
                                                       --------         ---------          ---------         ---------
                                                       --------         ---------          ---------         ---------
Net income per share - basic                           $   0.20         $  (0.86)          $    0.55         $  (0.66)
                                                       --------         ---------          ---------         ---------
                                                       --------         ---------          ---------         ---------
Net income per share - diluted                         $   0.19         $  (0.86)          $    0.51         $  (0.66)
                                                       --------         ---------          ---------         ---------
                                                       --------         ---------          ---------         ---------

Options to purchase 923,000 and 869,000 shares of common stock at various prices were outstanding during the three and nine months periods ended September 30, 1997, respectively, but were not included in the computation of diluted EPS because their effect on EPS for the three and nine months ended September 30, 1997, respectively, would have been antidilutive.

6.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, The Company does not expect SFAS No. 133 to have a material impact on its consolidated financial statements.

7.   SUBSEQUENT EVENT

On September 20, 1998, the Company entered into a definitive agreement to acquire OrCAD, Inc. ("OrCAD") a publicly traded software company headquartered in Beaverton, Oregon. Pursuant to the agreement, each outstanding share will be exchanged for 1.05 shares of Summit Common Stock upon the closing of the transaction. In addition, the Company will assume all options outstanding under OrCAD's stock option plans. The merger, which is intended to be to accounted for as a pooling of interests, is subject to the approval of OrCad's and the Company's stockholders and standard closing conditions.

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

OVERVIEW

Summit was founded in December 1993 to act as the holding company for Test Systems Strategies, Inc. ("TSSI") and SEE Technologies, (now Summit Design
(EDA) Ltd.) (collectively, the "Reorganization"). TSSI was founded in 1979 to develop and market integrated circuit ("IC" or "chip") manufacturing test products. In January 1993, TSSI retained a new Chief Executive Officer and began to restructure its senior management team. Thereafter, the Company broadened its strategy from focusing primarily on manufacturing test products to include providing high level design automation ("HLDA") design creation and verification tools and integrating these with its core technology. As part of its strategy, in early 1994, TSSI acquired SEE Technologies, an Israeli company that, through its predecessor, began operations in 1983 and had operated primarily as a research and development and consulting company focused on the electronic design automation ("EDA") and HLDA market. As a result of the Reorganization, TSSI and SEE Technologies became wholly-owned subsidiaries of Summit in the first quarter of 1994.

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

Summit generated net losses in 1993, 1994 and 1995, as a result of investing heavily in research and development as well as developing a direct sales channel for new products. In 1996, this investment generated increased revenues, which resulted in net income. The net loss in 1997 was a result of a $19.9 million charge for in-process technology related to the SimTech acquisition. For the nine months ended September 30, 1998, Summit has continued to increase revenues and operating margins and, as a result, has generated net income for the period. Summit operates with high gross margins and, as such, a downturn in revenue could have a significant impact on income from operations and net income.

Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer training. Revenue from the sale of software licenses is recognized upon shipment of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable, otherwise revenue from such vendor obligations is deferred until such time as vendor obligations are met. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically 12 months. Revenue from customer training is recognized when the service is performed. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence (VSOE) of the fair value of the various elements within the arrangement. The Company sells its products through a direct sales force in North America and selected European countries and through distributors in the Company's other international markets. Revenue from product sales through distributors is recognized net of the associated distributor discounts when sales to a third party or end user are completed. Fees received for granting distribution rights are deferred and recognized ratably over the term of the distribution agreement. Although the Company has not adopted a formal return policy, the Company generally reimburses customers in full for returned products. Estimated sales returns are recorded when the related revenue is recognized.

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

The Company entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Design Asia, Ltd. ("Summit Asia")) acquired exclusive rights to sell, distribute and support all of Summit's products in the Asia-Pacific region, excluding Japan. Prior to that date, Anam was an independent distributor of the Company's products in Korea. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation ("ADC"). In May 1998, the Company exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong, Summit Design Asia, Ltd. ("SDA"). SDA also acquired an equity investment in ADC. In June 1998, the Company and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support the Company's products in the Asia-Pacific region, excluding Japan. SDA granted distribution rights to the Company's products to ADC for the Asia Pacific region, excluding Japan. For the three months ended September 30, 1998 and 1997, sales through SDA and ADC combined accounted for 0.6% and 1.2% of the Company's revenue, respectively. For the nine months ended September 30, 1998 and 1997, sales through SDA and ADC combined accounted for 2.2% and 2.9% of the Company's revenue, respectively.

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

Approximately 39%, 26%, 36% and 38% of the Company's total revenue for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997, respectively, were attributable to sales made outside the United States, which includes the Asia Pacific region and Europe. Approximately 27%, 18%, 23% and 26% of the Company's revenue for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997, respectively, were attributable to sales made in the Asia Pacific region and approximately 12%, 8%, 13% and 12% of the Company's revenue for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997, respectively were attributable to sales made in Europe. The decline in the percentage of revenue from sales made outside the United States in 1998 is primarily the result of (1) domestic sales to one customer, (2) the loss of Design to Test product sales in the last half of 1997 as a result of the sale of the product line, which had a strong international market, and (3) the addition of revenue from products acquired in the SimTech acquisition which had a principally domestic market. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectibility of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. While such diverse economic conditions have not materially adversely affected Summit's sales in the Asia Pacific region to date, there can be no assurance that the current economic conditions will not worsen or that demand for Summit's products in such region will not flatten or decrease in the future.(1)

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a "pooling of interests" in accordance with generally accepted accounting principles.

Effective July 1, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to Credence Systems Corporation ("CSC"). The increase in the Company's product licenses revenue during the last twelve months has been primarily due to increased revenue associated with the Company's HLDA Plus products. Substantially all of the Company's Design to Test product license revenue and related maintenance and services revenue for the three and nine months ended September 30, 1997 were attributable to the TDS products. As of July 1, 1997, TDS products ceased to be a source of such revenues. CSC assumed the Company's obligations under TDS maintenance contracts entered into prior to the closing and the Company has not recognized deferred revenue associated with such contracts after June 30, 1997.

The Company maintained exclusive rights to its Visual Testbench technology and CSC agreed to purchase a minimum of $16,000,000 of Visual Testbench licenses over a thirty-month period beginning July 1997, subject to specified quarterly maximums and certain additional conditions, and $2,000,000 of maintenance over an eighteen month period beginning July 1997. As of September 30, 1998, the Company has sold $13.6 million of Visual Testbench licenses pursuant to this agreement. At the completion of the thirty month period, under certain conditions, CSC may obtain shared ownership to Visual Testbench for sales into the ATE marketplace.

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

On June 30, 1998 the Company completed its acquisition of ProSoft. ProSoft develops software tools used to verify embedded systems software prior to the availability of a hardware prototype.

--------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

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

RECENT DEVELOPMENTS

On September 20, 1998, the Company entered into a definitive agreement to acquire OrCAD, Inc. ("OrCAD") a publicly traded software company headquartered in Beaverton, Oregon. Pursuant to the agreement, each outstanding share of OrCAD Common Stock will be exchanged for 1.05 shares of Summit Common Stock upon the closing of the transaction. In addition, the Company will assume all options outstanding under OrCAD's stock option plans. The merger, which is intended to be accounted for as a pooling of interests is subject to the approval of OrCAD's and the Company's stockholders and standard closing conditions.

In addition to the risks stated below in "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock", if the Company's proposed acquisition of OrCAD (the "Merger") is consummated, the Company's operating results will be subject to the following additional risks:

UNCERTAINTIES RELATING TO INTEGRATION OF OPERATIONS AND PRODUCT OFFERINGS. The successful combination of Summit and OrCAD will require substantial attention from management. The anticipated benefits of the Merger will not be achieved unless the operations of OrCAD are successfully combined with those of Summit in a timely manner. The difficulties of assimilation may be increased by the need to retain and integrate personnel and to combine different corporate cultures. The successful combination of the two companies will also require integration of the companies' information systems and other infrastructure, integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses and certain customers may defer purchasing decisions as they evaluate Summit's plans for integrating or separately supporting the combined company's product offerings.. The diversion of the attention of management from the day-to day operations of the combined company or difficulties encountered in the transition and integration process, could have a material adverse effect on the business, financial condition and results of operations of the combined company.

Each of Summit and OrCAD has consummated several combinations in recent years and the Merger, if approved, would be the largest such combination for either company. The difficulties of integrating Summit's and OrCAD's businesses may be exacerbated by the size and number of prior business combinations. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of previously acquired companies will be effectively integrated into the combined company's business or product offerings or that such integration will not adversely affect the combined company's business, financial condition or results of operations. The failure to integrate such acquisitions successfully could have a material adverse effect on the business, financial condition and results of operations of the combined company.

SUBSTANTIAL EXPENSES RESULTING FROM THE MERGER. The negotiation and implementation of the Merger will result in significant pre-tax expenses to Summit and OrCAD. Excluding costs associated with combining the operations of the two companies (which are currently unknown), Summit's and OrCAD's pre-tax expenses are estimated at approximately $4.5 million, primarily consisting of financial advisors' fees, employee severance payments, attorney's fees and accountant fees.(2) There can be no assurance as to the aggregate amount of such expenses or that unanticipated contingencies will not occur that will substantially increase the costs of combining the operations of the two companies. In any event, costs associated with the Merger are expected to negatively impact results of operations in the quarter in which the Merger closes, which the Company currently expects will be the fourth quarter of 1998.(2) In addition, it is expected that after the Merger, the combined company will incur additional significant expenses associated with integrating the companies, which is not current estimable.

DEPENDENCE ON RETENTION AND INTEGRATION OF KEY EMPLOYEES. The success of the combined company is dependent, in part, on the retention and integration of key management, technical , marketing , sales and customer support personnel of Summit and OrCAD. The success of the combined company will especially depend on the retention of members of senior management during the transitional period following the Merger. There can be no assurance that such executives will remain with the combined company prior to or for any specified period after the Merger. The loss of such services could adversely affect the combined company's business and financial results.


--------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of revenue.

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30
                                                 ------------------------    ------------------------
                                                  1998          1997          1998          1997
                                                 ----------    ----------    ----------    ----------
Revenue:
     Product licenses..........................     76.9%         81.5%         78.0%          78.4%
     Maintenance and services..................     22.3          17.4          21.2           19.9
     Other   ..................................      0.8           1.1           0.8            1.7
                                                   -----         -----         -----          -----
          Total revenue........................    100.0         100.0         100.0          100.0
Cost of revenue:
     Product licenses..........................      2.3           2.3           2.3            2.5
     Maintenance and services..................      2.4           2.2           2.4            2.0
                                                   -----         -----         -----          -----
          Total cost of revenue................      4.7           4.5           4.7            4.5
                                                   -----         -----         -----          -----
          Gross profit.........................     95.3          95.5          95.3           95.5
Operating expenses:
     Research and development..................     21.8          20.6          22.3           22.0
     Sales and marketing.......................     28.6          34.2          29.2           36.2
     General and administrative  (a)(b)........     10.3          12.2          11.0           14.0
     In-process technology.....................        -         252.1             -           92.3
                                                   -----         -----         -----          -----
          Total operating expenses.............     60.7         319.1          62.5          164.5
                                                   -----         -----         -----          -----
Income(loss) from operations...................     34.6       (223.6)          32.8         (69.0)
Other income, net..............................      2.6           4.4           2.3            3.6
Gain on sale of product line...................        -          70.4           0.2           25.8
                                                   -----         -----         -----          -----
Income(loss) before income taxes...............     37.2       (148.8)          35.3         (39.6)
Income tax provision...........................     10.4           8.1           9.8            3.8
                                                   -----         -----         -----          -----
Net income(loss) ..............................     26.8%      (156.9)%         25.5%        (43.4)%
                                                   -----         -----         -----          -----
                                                   -----         -----         -----          -----

(a) General and administrative expenses for the nine months ended September 30, 1997 include a one-time charge of $379,000 (1.7% of revenue) for costs relating to the acquisition of TriQuest.

(b) General and administrative expenses for the nine months ended September 30, 1998 include a one-time charge of $227,000 (0.7% of revenue), relating to the acquisition of ProSoft.

TOTAL REVENUE

Total revenue increased by 43.1% from $7.9 million for the three months ended September 30, 1997 to $11.3 million for the three months ended September 30, 1998 and total revenue increase by 51.2% from $21.6 million for the nine months ended September 30, 1997 to $32.7 million for the nine months ended September 30, 1998. Sales through one distributor accounted for 13.2% and 12.2% of the Company's total revenue for the three months ended September 30, 1998 and 1997, respectively. Sales through the same distributor accounted for 14.0% and 12.8% of the Company's total revenue for the nine months ended September 30, 1998 and 1997, respectively. Sales to CSC accounted for 22.1% and 25.2% of the Company's total revenue for the three and nine month periods ended September 30, 1998, respectively. Such revenue included $2.5 million and $8.2 million of Visual Testbench license sales made pursuant to the Company's contract with CSC for the three and nine months ended September 30, 1998, respectively. See "Overview." Sales to CSC accounted for 41.1% of total revenue for the three months ended September 30, 1997 and 24.9% of the total revenue for the nine months ended September 30, 1997.

REVENUE

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA Plus products and additionally from Design to Test products through June 30, 1997. Product licenses revenue increased 35.1% from $6.4 million for the three months ended September 30, 1997 to $8.7 million for the three months ended September 30, 1998 and increased 50.3% from $17.0 million for the nine months ended September 30, 1997 to $25.5 million for the nine months ended September 30, 1998. Due to the sale of the TDS product line in July of 1997, revenue from HLDA Plus products accounted for 100% of product licenses revenue for the three and nine months ended September 30, 1998. During the three months ended September 30, 1997, HLDA Plus revenues also accounted for 100% of product license revenue. During the nine months ended September 30, 1997, HLDA Plus and Design to Test revenues accounted for 87.9% and 12.1% of product and license revenue, respectively.

HLDA Plus product license revenue increased 71.0% from $14.9 million for the nine months ended September 30, 1997 to $25.5 million for the nine months ended September 30, 1998. The increase was primarily attributable to sales of Visual Testbench and Visual to CSC, and, to a lesser extent, sales of the VirSim and VeriCov products that were not shipping in the comparable period in 1997, and growth in the installed base of HLDA Plus customers. Sales to the single customer are expected to continue over the next five quarters pursuant to contractual arrangements with the customer. (2)

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA products, consulting services, and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 83.3% from $1.4 million for the three months ended September 30, 1997 to $2.5 million for the three months ended September 30, 1998, and increased 61.1% from $4.3 million for the nine months ended September 30, 1997 to $6.9 million for the nine months ended September 30, 1998. The increase is primarily attributable to maintenance contracts for Verification products acquired in the SimTech acquisition, a maintenance contract with one customer, and an increase in the installed base of HLDA Plus customers over the previous comparable period. Additionally, such revenue for the nine months ended September 30, 1997 included $1.4 million Design to Test maintenance revenue for which there was no comparable revenue for the nine months ended September 30, 1998, due to the sale of the TDS product line as of July 1, 1997.

OTHER REVENUE

Other revenue consists of fees received for granting distribution rights. Other revenue remained constant at $91,000 for the three months ended September 30, 1998 and 1997 and decreased 23.5% from $358,000 for the nine months ended September 30, 1997 to $274,000 for the nine months ended September 30, 1998. In May 1997, a distribution agreement expired; and, as a result, the distribution rights fees paid at the inception of the agreement and amortized into revenue at $50,000 each quarter over the agreement period are no longer a source of other revenue. No material costs were associated with other revenue for the three and nine months ended September 30, 1998 and 1997.

-----
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. The cost of product licenses revenue increased 43.5% from $184,000 for the three months ended September 30, 1997 to $264,000 for the three months ended September 30, 1998, and increased 40.3% from $533,000 for the nine months ended September 30, 1997 to $748,000 for the nine months ended September 30, 1998. This increase is primarily attributable to amortization of purchased technology included in the three and nine months ended September 30, 1998 relating to the purchase of SimTech in September of 1997. As a percentage of product licenses revenue, the cost of product licenses revenue increased from 2.9% of product licenses revenue for the three months ended September 30, 1997 to 3.0% of product licenses revenue for the three months ended September 30, 1998, and decreased from 3.1% of product licenses revenue for the nine months ended September 30, 1997 to 2.9% of product licenses revenue for the nine months ended September 30, 1998. The 0.1% to 0.2% fluctuation in the cost of product license revenue as a percent of product license revenue is primarily the result of incremental changes in fixed costs leveraged across increased product license revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support consulting and training classes offered to purchasers of the Company's products, increased 56.7% from $171,000 for the three months ended September 30, 1997 to $268,000 for the three months ended September 30, 1998, and increased 82.7% from $423,000 for the nine months ended September 30, 1997 to $773,000 for the nine months ended September 30, 1998. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 12.4% for the three months ended September 30, 1997 to 10.6% for the three months ended September 30, 1998 and increased from 9.8% for the nine months ended September 30, 1997 to 11.2% for the nine months ended September 30, 1998. The decrease as a percentage of maintenance and services revenue for the three months ended September 30, 1998, is due to fixed costs being leveraged over increased revenue. The increase as a percentage of maintenance and services revenue for the nine months ended September 30, 1998 is due to the Company operating at below forecasted staffing levels during the first half of 1997.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 51.2% from $1.6 million for the three months ended September 30, 1997 to $2.5 million for the three months ended September 30, 1998 and increased 52.9% from $4.8 million for the nine months ended September 30, 1997 to $7.3 million for the nine months ended September 30, 1998. As a percentage of total revenue, research and development expenses increased from 20.7% for the three months ended September 30, 1997 to 21.8% for the three months ended September 30, 1998, and increased from 22.0% for the nine months ended September 30, 1997 to 22.3% for the nine months ended September 30, 1998. The Company's research and development staff increased to 95 at September 30, 1998. This increase is primarily attributable to the addition of engineers through the acquisition of SimTech in September of 1997 and the hiring of additional engineers, less a decrease of engineers due to the sale of the TDS product line in July of 1997. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue.(2)

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 19.6% from $2.7 million for the three months ended September 30, 1997 to $3.2 million for the three months ended September 30, 1998 and increased 22.0% from $7.8 million for the nine months ended September 30, 1997 to $9.5 million for the nine months ended September 30, 1998. The increase over 1997 was attributable to expenses related to the marketing of new products acquired with the purchase of SimTech and additional commissions directly related to the increase in gross sales over the comparable period in 1997. As a percentage of total revenue, sales and marketing expenses decreased from 34.2% for the three months ended September 30, 1997 to 28.6% for the three months ended September 30, 1998, and decreased from 36.2% for the nine months ended September 30, 1997 to 29.2% for the nine months ended September 30, 1998. The decrease as a percentage of revenue was primarily attributable to the increase in total revenue for 1998. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars.(2)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 20.6% from $962,000 for the three months ended September 30, 1997, to $1.2 million for the three months ended September 30, 1998, and increased 19.2% from $3.0 million for the nine months ended September 30, 1997, which includes $379,000 one-time charge for costs associated with the acquisition of TriQuest, to $3.6 million for the nine months ended September 30, 1998, which includes a $227,000 one-time charge for costs associated with the acquisition of ProSoft. Excluding one-time charges, expenses increased by $731,000 (27.6%) for the nine months ended September 30, 1998, as compared to the same period in the prior year. As a percentage of total revenue, excluding the one time charges, general and administrative expenses decreased from 12.2% for the three months ended September 30, 1997 to 10.3% for the three months ended September 30, 1998, and decreased from 12.2% for the nine months ended September 30, 1997 to 10.3% for the nine months ended September 30, 1998. The decrease as a percentage of total revenue was attributable to the increase in total revenue in 1998. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.(2)

ACQUIRED IN-PROCESS TECHNOLOGY

For the three months ended September 30, 1997, $19.9 million of the purchase price for the acquisition of Simulation Technologies, Corp. ($20.9 million) was allocated to in-process technology and accordingly, was expensed as of the acquisition date (September 9, 1997). The amount allocated to the in-process technology represented the purchased in-process technology that had not yet reached technological feasibility and had no alternative future use.

The value assigned to purchased in-process technology was related primarily to two research projects for which technological feasibility had not been established, V-CPU ($12.6 million) and HDL Score ($6.6 million). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products; estimating the resulting net cash flows from the sale of products resulting from the completion of such projects; and discounting the net cash flows back to their present value.

The nature of the efforts to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements. The originally estimated costs to be incurred to develop the purchased in-process technology into commercially viable products was approximately $1.8 million. The estimated resulting net cash flows from such products were based on Summit management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects.

The estimated revenues are based on Summit management's estimates of market size and growth (which are supported by independent market data), expected trends in technology and the nature and expected timing of new product introductions by Summit.

Estimated cost of sales are expected to be consistent with Summit's current cost of sales and future expectations for cost of sales. Sales, marketing and general administrative costs are expected to be higher than Summit's average costs in the introduction phase and then stabilize upon introduction at levels that are expected to be consistent with Summit's expected overall costs in these areas in future periods. Reserach and development costs are expected to be higher than Summit's average costs in the introduction and early phases of product sales and then decline below Summit's average costs as sales of the products begin to decline. This research and development cost pattern is consistent with Summit's historical experience through product life cycles. Income taxes estimates are consistent with Summit's anticipated tax rate for the foreseeable future. (1)

Discounting the net cash flows back to their present value is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC assumed for SimTech as a corporate enterprise is 23%. The discount rate used in discounting the net cash flows from purchased in-process technology for V-CPU and HDL Score was 30%. This discount rate used was higher than the WACC due to the inherent uncertainties in the estimates described above including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances unknown at the time.

Summit introduced the V-CPU 2.0 hardware/software co-verification product in the second quarter of 1998, approximately five months later than originally anticipated. A market requirement for extensive embedded system component interfaces called bus functional models ("BFM") and instruction set simulators ("ISS") was underestimated in the introduction schedule resulting in the aforementioned delay. Summit introduced the HDL Score product in the second quarter of 1998 approximately four months later than originally anticipated due to delays in completing the control logic support functionality that was essential for product introduction to take place. Although these delays affected the timing of the realization of revenue from these products as originally estimated by Summit. Summit believes the aggregate revenue streams originally anticipated from these products will be realised and that there has been no material change in expected return on investment related to these products.(2) However, there can be no assurance that Summit will realize revenue for V-CPU and HDL Score in the amounts estimated, and actual revenue realized from either or both of these products may be significantly lower than expected.

-----
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factorsthat could affect future performance.

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

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of SDA and ADC and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $346,000 for the three months ended September 30, 1997 and $297,000 for the three months ended September 30, 1998 and $786,000 for the nine months ended September 30, 1997 and $789,000 for the nine months ended September 30, 1998. The decrease in other income was primarily due to declining interest rates on the Company's cash holdings and a charge for the Company's share of the losses of the Asian joint venture.

GAIN ON SALE OF TDS PRODUCT LINE

On July 11, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products to Credence Systems Corporation ("CSC") for $5 million. CSC assumed certain liabilities, including the Company's obligations under TDS maintenance contracts entered into prior to the closing. The Company has recorded a gain on the sale of $5,569,000 for the three and nine months ended September 30, 1997.

INCOME TAX PROVISION

The income tax provision increased from $640,000 for the three months ended September 30, 1997 to $1.2 million for the three months ended September 30, 1998 and from $820,000 for the nine months ended September 30, 1997 to $3.2 million for the nine months ended September 30, 1998. The provision for the three and nine months ended September 30, 1997 reflects an effective rate of 5.6% of taxable income and is comprised of federal alternative minimum tax and Israeli income taxes. In 1997, the Company utilized net operating loss carryforwards to offset a considerable portion of U.S. federal and state taxable income. The 1998 income tax provision reflects the Company's expected annualized consolidated tax rate for federal, state and foreign taxes of approximately 28% of taxable income. The difference between the Company's expected effective rate and the statutory rate for the year ending December 31, 1998 is primarily due to reduced tax rates on the Company's income generated from operations in Israel.

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

The Company's Israeli operations are performed entirely by Summit Design (EDA) Ltd., which is a separate taxable Israeli entity. The Company's existing Israeli production facility has been granted "Approved Enterprise" status under the Israeli Investment Law, for the Encouragement of Capital Investments, 1959 (the "Investment Law"). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. No "Approved Enterprise" tax benefits had been realized by Summit from its Israeli operations as of December 31, 1995 since the Israeli operations were still incurring losses at that time. During 1996, Summit realized income of $1.4 million from its Israeli operations and "Approved Enterprise" tax benefits of $53,000. During 1997, Summit realized income of $2.7 million from its Israeli operations and "Approved Enterprise" tax benefits of $702,000. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. However, there can be no assurance that the Company's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. Management of the Company intends to permanently reinvest earnings of the Israeli subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through a public offering in 1996, the private placement of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of September 30, 1998, the Company had approximately $24.7 million in cash and cash equivalents and a $1.0 million bank line of credit with a major financial institution ("the Bank"). The line of credit expires on April 30, 1999. Borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible assets, including its intellectual property rights. As of September 30, 1998 the Company had no borrowings outstanding under this line of credit.

The Company is obligated to lend up to $2.5 million to an independent software development company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime plus 2%.

As of September 30, 1998, the Company had working capital of approximately $21.0 million.

Net cash generated by operating activities was approximately $8.6 million and $9.3 million for the nine months ended September 30, 1998 and 1997, respectively. Cash generated by operating activities resulted primarily from profitable operations, and an increase in accrued liabilities partially offset by an increase in accounts receivable for the nine months ended September 30, 1998 and primarily from profitable operations plus an increase in accounts payable, accrued liabilities, deferred revenue and a decrease in accounts receivable for the nine months ended September 30, 1997.

Net cash used in investing activities was approximately $3.4 million and $924,000 for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment and loans to an unconsolidated joint venture and the software development company pursuant to the July 1997 loan agreement for the nine months ended September 30, 1998 and was primarily due to the acquisition of SimTech in September 1997 and the purchase of furniture and equipment less the cash provided from the sale of the TDS product line for the nine months ended September 30, 1997.

Net cash used by financing activities was approximately $466,000 and $11.0 million for the nine months ended September 30, 1998 and 1997. For the nine months ended September 30, 1998 the use of cash was primarily from the repurchase of common stock, less the issuance of common stock and a tax benefit from option exercises. For the nine months ended September 30, 1997, the cash used in financing activities was primarily due to the purchase of treasury stock less the issuance of common stock.

The Company presently believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will satisfy the Company's anticipated working capital, debt service and other cash requirements for at least the next 12 months.(2)

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

FLUCTUATIONS IN QUARTERLY RESULTS

Summit has experienced significant quarterly fluctuations in operating results and cash flows and it is likely that these fluctuations will continue in future periods. These fluctuations have been, and may in the future be, caused by a number of factors, including the rate of acceptance of new products, corporate acquisitions and consolidations and the integration of acquired entities and the incurrence of any large one-time charges as a result of any acquisitions, product quality, product, customer and channel mix, the size and timing of orders, lengthy sales cycles, the timing of new product announcements and introductions by the Company and its competitors, seasonal factors, rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

Summit generated net losses in 1993, 1994 and 1995, as a result of investing heavily in research and development as well as developing a direct sales channel for new products. The net loss in 1997 was a result of a $19.9 million charge for in-process technology related to the acquisition of Simulation Technologies Corp. ("SimTech"). For the nine months ended September 30, 1998, Summit has continued to increase revenues and operating margins and, as a result, has generated net income for the period. Summit operates with high gross margins, and as such, a downturn in revenue could have a significant impact on income from operations and net income, and could potentially generate a net loss.

-------------
(2) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on this page for a discussion of factors that could affect future performance.

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

The Company's future success depends primarily upon the market acceptance of its existing and future HLDA Plus products. The Company commercially shipped its first HLDA Plus product, Visual HDL for VHDL, in the first quarter of 1994. For the nine months ended September 30, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995, respectively, revenue from HLDA Plus products and related maintenance contracts represented 100%, 83.7%, 76.5%, 63.5%, and 43.6%, respectively, of the Company's total revenue. The Company's HLDA products incorporate certain unique design methodologies and thus represent a departure from industry standards for design creation and verification. The Company believes that broad market acceptance of its HLDA products will depend on several factors, including the ability to significantly enhance design productivity, ease of use, interoperability with existing EDA tools, price and the customer's assessment of the Company's financial resources and its technical, managerial, service and support expertise. The Company also depends on its distributors to assist the Company in gaining market acceptance of its products. There can be no assurance that sufficient priority will be given by the Company's distributors to marketing the Company's products or whether such distributors will continue to offer the Company's products. There can be no assurance that the Company's HLDA products will achieve broad market acceptance. A decline in the demand for, or the failure to achieve broad market acceptance of, the Company's HLDA products will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

Traditionally, EDA customers have been risk averse in accepting new design methodologies. Because many of Summit's tools embody new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge to the Company and makes the introduction and acceptance of new products unpredictable. The Company's Visual Testbench product, introduced in the fourth quarter of 1995, provides a new methodology and requires a change in the traditional design flow for creating IC test programs. The Company anticipates a lengthy period of test marketing for the Visual Testbench product. Accordingly, the Company cannot predict the extent, to which it will realize revenue from Visual Testbench in excess of the revenue expected to be received pursuant to an OEM agreement entered into in July 1997. As part of this agreement, CSC must purchase a minimum of $16.0 million of Visual Testbench licenses over a thirty month period beginning in July 1997. As of September 30, 1998 the Company had sold $13.6 million of Visual Testbench licenses pursuant to this agreement. The Company will need to replace this revenue when the $16.0 million purchase obligation is satisfied and the failure of the Company to replace this revenue would have a material adverse affect on the Company's operating results.

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

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 18%, 34%, 29%, 46% and 42% of the Company's revenue for the nine months ended September 30, 1998 and 1997and the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made through distributors. Effective April 1, 1996 the Company entered into a joint venture with Anam pursuant to which the joint venture corporation Summit Asia acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. Prior to that date, Anam was an independent distributor of the Company's products. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation "ADC." In May 1998, the Company exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong, Summit Design Asia, Ltd. "SDA." SDA also has an equity investment in ADC. In June 1998, the Company and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support the Company's products in the Asia-Pacific region, excluding Japan. SDA granted distribution rights to the Company's products to ADC for the Asia Pacific region, excluding Japan. There can be no assurance that this restructuring will result in Summit Asia or ADC becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase. During the first quarter of 1997, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support Summit's Visual Testbench products within Japan until March 1999, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its HLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. Sales through Seiko accounted for 13%, 12%, 14% and 13% of the Company's total revenue for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997. For the nine months ended September 30, 1998 and the year ended December 31, 1997, all sales of the Company's products in the Asia-Pacific region were through Seiko, SDA, ADC and ATE.

There can be no assurance the relationships with Seiko, SDA, ADC and ATE will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships. The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Seiko, SDA, ADC and ATE, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

INTERNATIONAL SALES AND OPERATIONS

Approximately 36%, 38%, 34%, 50% and 52% of the Company's revenue for the nine months ended September 30, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made outside the United States, which includes the Asia Pacific region and Europe. Approximately 27%, 18%, 23% and 26% of the Company's revenue for the three month ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997, respectively, were attributable to sales made in the Asia Pacific region and approximately 12%, 8%, 13% and 12% of the Company's revenue for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997, respectively, were attributable to sales made in Europe. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectibility of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific Region have been experiencing adverse conditions. While such adverse economic conditions have not materially affected Summit's sales in the Asia Pacific region to date, there can be no assurance that such adverse economic conditions will not worsen or that demand for Summit's products in such region will not flatten or decrease in the future.

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

Summit has consummated a series of acquisitions since 1997, including the acquisition of TriQuest in February 1997, SimTech in September 1997, and ProSoft in June 1998. As a result of these acquisitions, Summit's operating expenses have increased and are expected to continue to increase. There can be no assurance that the integration of TriQuest's, SimTech's, or ProSoft's business can be successfully completed in a timely fashion, or at all, or that the revenues from TriQuest, SimTech, and ProSoft will be sufficient to support the costs associated with the acquired businesses, without adversely affecting Summit's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows. In addition, Summit regularly evaluates acquisition opportunities. Future acquisitions by Summit could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, and large one-time charges, which could materially adversely affect the Company's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse effect on Summit's results of operations.

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

The Company's Israeli production facility has been granted the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. No "Approved Enterprise" tax benefits had been realized by Summit from its Israeli operations as of December 31, 1995 since the Israeli operations were still incurring losses at that time. During 1996, Summit realized income of $1.4 million from its Israeli operations and "Approved Enterprise" tax benefits of $53,000. During 1997, Summit realized income of $2.7 million from its Israeli operations and "Approved Enterprise" tax benefits of $702,000. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. However, there can be no assurance that the Company's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. Management of the Company intends to permanently reinvest earnings of the Israeli subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. Federal and foreign taxes may be due. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts had been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of September 30, 1998, approximately $187,000 was outstanding under the grant.

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

YEAR 2000

The Year 2000 issue results from computer programs written using two, rather than four, digits to define the applicable year. These computer programs may recognize a date using "00" as the year 1900 instead of 2000 and cause system failures or miscalculations causing material disruptions of business operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business operations. If Summit, its significant customers, suppliers, service providers and other related third parties fail to take the necessary steps to correct or replace these problematic computer programs, the Year 2000 issue could have a material adverse effect on Summit. Summit cannot, however, quantify the impact at this time.

    Summit has begun upgrading or replacing the software packages underlying its financial, production, communication, desktop and other systems, as appropriate, to address the Year 2000 issues. It has also performed an in-depth analysis of all of its products and begun to modify those that are not Year 2000 compliant. Moreover, Summit has begun to contact all major external third parties that provide products and services to Summit to assess their readiness for the Year 2000.

    Management believes it has completed the review and assessment phase of affected systems within Summit and those which are external to Summit. This assessment indicated that most of Summit's significant internal information systems could be affected by the Year 2000 issue, and that Summit could be negatively impacted by non-compliance of related third parties. In addition, this assessment concluded that certain of Summit's products were also at risk.

    Summit has begun the remediation phase of Summit's internal information technology systems and has set July 1999 as the target for Year 2000 compliance of all of Summit's internal information technology systems. Summit's internal information technology systems include Summit's finance systems and those systems used in the research and development of Summit's products.

    Summit's products are subject to periodic upgrades. These upgrades are typically released to end-users once a year. Summit intends to modify its products, as required, in order to make such products Year 2000 compliant by July 1999.

    Summit is currently in the process of creating contingency plans for its internal information technology systems and products. These contingency plans are expected to be in place by July 31, 1999. In the event Summit's information technology systems and/or products are not Year 2000 compliant by July 31, 1999, Summit will decide at that time whether to implement the necessary contingency plan(s).

    Summit has queried its important suppliers and service providers and is presently obtaining assurances and verification from those selected third parties that they are or will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact Summit. The effects of non-compliance by third parties where no system interface exists is not determinable.

    Summit will determine whether a contingency plan is necessary in relation to third parties with whom Summit has material relationships once the assessment of these third parties' Year 2000 compliance is complete. It is anticipated that third party assessment will be complete by July 31, 1999.

    Subsequent to performing the above steps, Summit will make certain investments in systems, applications and products to address Year 2000 issues. Summit has not tracked internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. Summit has, however, hired external consultants to resolve internal information system issues related to the resolution of the Year 2000 issue. Identifiable expenditures for these investments were approximately $170,000 through June 30,1998. These expenditures are not expected to be material in the future. Investments to address the Year 2000 issue have been, and are expected to be, funded through cash generated from operations.

    Summit's plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including continued availability of certain resources, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes.

PART II

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6   Exhibits and Reports on Form 8-K



         (a)  Exhibits

              27.1         Financial Data Schedule

         (b)  Reports on Form 8-K

              On September 30, 1998, the Company filed a report on Form 8-K dated September 20, 1998 in conjunction with the execution of a definitive Agreement to acquire OrCAD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SUMMIT DESIGN, INC.

                                     By:  /s/ C. Albert Koob
                                          -------------------------------------
                                          C. Albert Koob
                                          Vice President - Finance,
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)

Date:  November 13, 1998

EXHIBIT INDEX

EXHIBIT  27.1     Financial Data Schedule