Form 10-Q/A
period 1997-09-30
SUMMIT DESIGN INC
filed 1999-03-16
CIK 925072

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

Restatement of Financial Statements and Changes to Certain Information

The Registrant previously announced that it would revise the accounting treatment of its September 1997 acquisition of Simulation Technologies Corp. in response to comments received from the Securities and Exchange Commission. Accordingly, this Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 for the purpose of restating financial information and related disclosures for the three and nine month periods ended September 30, 1997. See Note 1 to the Condensed Consolidated Financial Statements.

                              SUMMIT DESIGN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           September 30, 1997     December 31, 1996
                                           ------------------     -----------------
                                                   (Restated)
                                                  (Unaudited)

               ASSETS
Current assets:
  Cash and cash equivalents .............           $  17,224             $  19,801
  Accounts receivable, net ..............               5,223                 5,578
  Prepaid expenses and other ............                 554                   490
                                           ------------------     -----------------
    Total current assets ................              23,001                25,869

Furniture and equipment, net ............               2,608                 1,862
Notes receivable from related parties ...                 490                     -
Intangibles, net ........................               6,246                     -
Goodwill, net ...........................               3,681                     -
Deferred taxes ..........................                   -                   500
Deposits and other assets ...............                 497                   469
                                           ------------------     -----------------
    Total assets ........................           $  36,523             $  28,700
                                           ------------------     -----------------
                                           ------------------     -----------------

             LIABILITIES
Current liabilities:
  Long-term debt, current portion .......           $     390             $     473
  Capital lease obligation, current
  portion ...............................                  41                    66
  Accounts payable ......................               1,900                 1,456
  Accrued liabilities ...................               4,741                 2,880
  Deferred revenue ......................               5,033                 3,758
                                           ------------------     -----------------
    Total current liabilities ...........              12,105                 8,633

Long-term debt, less current portion ....                 754                   754
Capital lease obligations, less
current portion .........................                  59                    95
Deferred revenue, less current portion ..                 333                    67
Deferred taxes ..........................                 696                     -
                                           ------------------     -----------------
    Total liabilities ...................              13,947                 9,549
                                           ------------------     -----------------

Commitments and contingencies

        STOCKHOLDERS' EQUITY
Common stock, $.01 par value.
   Authorized 30,000 shares;  issued
   and outstanding 14,862  shares at
   September 30, 1997 and 14,079 shares
   at December 31, 1996..................                 148                   141
Additional paid-in capital ..............              49,676                33,261
Accumulated deficit .....................             (15,703)              (14,251)
Treasury stock, at cost, 939 shares at
   September 30, 1997 ...................             (11,545)                    -
                                           ------------------     -----------------
    Total stockholders' equity ..........              22,576                19,151
                                           ------------------     -----------------
    Total liabilities and
    stockholders' equity ................           $  36,523             $  28,700
                                           ------------------     -----------------
                                           ------------------     -----------------

       The accompanying notes are an integral part of the condensed consolidated financial statements

                             SUMMIT DESIGN, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                                                Three Months               Nine Months
                                                    Ended                      Ended
                                                September 30,              September 30,
                                           ---------------------     ----------------------
                                              1997        1996          1997         1996
                                           ----------   --------     ----------   ---------
                                           (Restated)                (Restated)
Revenue:
     Product licenses.....................  $  6,444    $ 3,851       $ 16,951     $11,143
     Maintenance and services.............     1,374      1,168          4,300       3,063
     Other................................        91        142            358         425
                                           ----------   --------     ----------   ---------
          Total revenue...................     7,909      5,161         21,609      14,631

Cost of revenue:
     Product licenses.....................       165        156            514         434
     Maintenance and services.............       171        124            423         337
     Amortization of purchased
       technologies.......................        54          -             54           -
                                           ----------   --------     ----------   ---------
          Total cost of revenue...........       390        280            991         771
                                           ----------   --------     ----------   ---------
               Gross profit...............     7,519      4,881         20,618      13,860
                                           ----------   --------     ----------   ---------

Operating expenses:
     Research and development.............     1,817      1,478          4,944       4,386
     Sales and marketing..................     2,705      2,374          7,820       6,811
     General and administrative...........       954        789          3,015       2,340
     Amortization of intangibles and
       goodwill...........................       244          -            244           -
     In-process technology................    11,689          -         11,689           -
                                           ----------   --------     ----------   ---------
          Total operating expenses........    17,409      4,641         27,712      13,537
                                           ----------   --------     ----------   ---------

Income (loss) from operations.............    (9,890)       240         (7,094)        323

Interest expense..........................        (1)       (17)           (10)        (95)
Other income, net.........................       347         27            796          49
Gain on sale of TDS product line..........     5,569          -          5,569           -
                                           ----------   --------     ----------   ---------
Income (loss) before income taxes.........    (3,975)       250           (739)        277
Income tax provision......................       533         34            713         243
                                           ----------   --------     ----------   ---------
Net income (loss)......................... $  (4,508)   $   216       $ (1,452)   $     34
                                           ----------   --------     ----------   ---------
                                           ----------   --------     ----------   ---------
Earnings per share-Basic:
     Earnings (loss) per share............ $   (0.31)   $  0.02       $  (0.10)    $ (0.00)
                                           ----------   --------     ----------   ---------
                                           ----------   --------     ----------   ---------
Earnings per share-Diluted:
     Earnings (loss) per share............ $   (0.31)   $  0.02       $  (0.10)    $ (0.00)
                                           ----------   --------     ----------   ---------
                                           ----------   --------     ----------   ---------
Number of shares used in computing
basic earnings per share..................    14,456     12,959         14,245      12,608

Number of shares used in computing
diluted earnings per share................    14,456      12,959         14,245      12,608

        The accompanying notes are an integral part of the condensed consolidated financial statements

                             SUMMIT DESIGN, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           -----------------------
                                                             1997          1996
                                                           ---------     ---------
                                                          (Restated)
Cash flows from operating activities:
   Net income (loss).................................... $   (1,452)        $  34
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization....................        905           663
       Amortization of future contingent share
           liability....................................        183             -
       Gain on sale of TDS product line.................     (5,569)            -
       Writeoff of acquired in-process technology.......     11,689             -
       Loss on asset disposition........................         (1)            5
       Changes in assets and liabilities:
           Accounts receivable..........................        858         1,439
           Prepaid expenses and other...................        (27)          (96)
           Accounts payable.............................        436           (74)
           Accrued liabilities..........................      1,226           557
           Deferred revenue.............................      1,294         1,164
           Deferred taxes...............................       (126)            -
           Other, net...................................        (75)          129
                                                           ---------     ---------
    Net cash provided by operating activities...........      9,341         3,821
                                                           ---------     ---------
Cash flows from investing activities:
    Additions to furniture and equipment................     (1,266)         (553)
    Acquisitons, net of cash received...................     (3,816)            -
    Proceeds from sale of TDS product line, net.........      4,643             -
    Proceeds from sale of assets........................          8             6
    Notes receivable from related parties...............       (490)            -
    Invest in Joint Venture.............................          -          (100)
                                                           ---------     ---------
       Net cash used in investing activities............       (921)         (647)
                                                           ---------     ---------
Cash flows from financing activities:
    Issuance of common stock, net of issuance costs             700           119
    Payments to acquire treasury stock..................    (11,555)            -
    Issuance of TriQuest Preferred Stock................          -           986
    Stock issuance costs................................          -          (674)
    Repurchase of common stock..........................          -            (2)
    Proceeds from long-term debt........................          -            73
    Short term borrowings...............................          -          (164)
    Principal payments of debt obligations..............        (81)         (411)
    Principal payments of capital lease obligations.....        (61)       (1,050)
                                                           ---------     ---------
       Net cash used in financing activities............    (10,997)       (1,123)
                                                           ---------     ---------
       Increase (decrease) in cash and cash
         equivalents....................................     (2,577)        2,051

Cash and cash equivalents, beginning of period..........     19,801           711
                                                           ---------     ---------
Cash and cash equivalents, end of period................   $ 17,224     $   2,762
                                                           ---------     ---------
                                                           ---------     ---------
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest.........................................   $     10      $     64
       Income taxes.....................................        104           188
Supplemental disclosure of non-cash investing
 and financing activities:
       Equipment acquired under capital lease...........          -            23
Acquisition, net of cash acquired:
    Net current assets, other than cash acquired........   $ (1,603)
    Furniture and equipment.............................        377
    In-process technology...............................     11,689
    Purchased technology and intangibles................     10,225
    Stock issued........................................    (15,550)
    Cash used, net of cash acquired.....................     (3,816)

        The accompanying notes are an integral part of the condensed consolidated financial statements

                              SUMMIT DESIGN, INC.
                 Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  BASIS OF PRESENTATION AND RESTATEMENT

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

After discussion with the staff of the Securities and Exchange Commission (the "staff") the condensed consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of SimTech.

The Company allocated amounts to IPR&D and intangible assets in the third quarter of 1997 in a manner consistent with widely recognized appraisal practices and in consultation with their independent accountants PricewaterhouseCoopers LLP at the date of the acquisition of SimTech. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the IPR&D that was the basis for measurement of the Company's IPR&D charge. The charge of $19.9 million, originally reported, was based upon the work of an independent valuation firm that utilized methodologies the SEC has since announced it does not consider appropriate.

As a result of computing IPR&D using the SEC preferred methodology, the Company, in consultation with their independent accountants, has revised the amount originally allocated to IPR&D. In addition, Summit adjusted the discount on common shares paid to SimTech shareholders from 28% to 10% and allocated $4.4 million of the purchase price, associated with certain shares, to contingent compensation. The Company has reduced the amount originally allocated to IPR&D from $19.9 million to $11.7 million and increased the amounts allocated to purchased technology, identifiable intangibles, deferred tax liability, and goodwill from $1.0 million to $2.4 million, $1.0 million to $4.1 million, $0 to $1.3 million and $0 to $3.8 million, respectively. These amounts are being amortized on a straight line basis over periods ranging from two to five years. The $4.4 million allocated to compensation will be recorded as expense as the employment obligation lapses.

The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and nine months ended September 30, 1997 is as follows (in thousands except per share amounts, unaudited):

                                  Three Months Ended            Nine Months Ended
                                  September 30, 1997           September 30, 1997
Statements of Operations:       As Reported    Restated      As Reported    Restated
                                -----------    --------      -----------    --------
Cost of revenues                   $    355     $   390         $    956      $   991
Gross margin                          7,554       7,519           20,653       20,618
Operating expenses, excluding
      In-process technology           5,301       5,720           15,604       16,023
In-process technology                19,937      11,689           19,937       11,689
Income (loss) from operations       (11,769)     (3,975)         (14,888)      (7,094)
Net income (loss)                   (12,409)     (4,508)          (9,353)      (1,452)
Net income (loss) per share
      Basic                        $  (0.86)    $ (0.31)        $  (0.66)     $ (0.10)
      Diluted                      $  (0.86)    $ (0.31)        $  (0.66)     $ (0.10)

                                  September 30, 1997
Balance Sheets:                 As Reported    Restated
                                -----------    --------
Noncurrent assets                  $  6,378    $ 13,522
Total assets                         29,379      36,523
Deferred tax liability                    0         696
Accumulated deficit                 (23,603)    (15,703)
Total shareholders' equity           15,611      22,576


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

The following presents the previously separate results of TriQuest and Summit (in thousands):


                            Two Months Ended        Year Ended         Year Ended
                            February 28, 1997   December 31, 1996   December 31, 1995
                            -----------------   -----------------   -----------------
                               (unaudited)
Summit Design, Inc.
     Revenues                    $1,473             $20,163             $14,292
     Net Income (loss)             (921)              2,688              (3,123)

TriQuest
     Revenues                       199                 151                  --
     Net Income (loss)              143              (1,425)               (488)


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

                              SUMMIT DESIGN, INC.
                 Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

4.  ACQUISITION OF SIMULATION TECHNOLOGIES CORP.

On September 9, 1997, the Company acquired Simulation Technologies Corp. ("SimTech"), a Minnesota Corporation. SimTech develops and distributes hardware-software co-verification, code coverage and HDL debugging software. The aggregate consideration for the acquisition was 1,256,800 shares of the Summit Common Stock, 723,200 options to purchase Summit common stock, and $3,875,000 of cash. An additional $315,000 of direct acquisition costs were also incurred and included in the purchase price. The total consideration at estimated fair value as originally reported and as restated is summarized as follows (in thousands):

                                                    Originally           As
                                                     Reported         Restated
                                                    ---------         --------
   Cash..........................................     $ 3,875         $ 3,875
   Common stock of Summit........................      11,367          14,649
   Options to purchase Summit common stock.......       5,299           5,299
   Other direct acquisition costs................         315             315
                                                      -------         -------
                                                      $20,856         $24,138
                                                      -------         -------
                                                      -------         -------

The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of SimTech's operations have been combined with those of Summit since the date of acquisition. The allocation of the purchase price to the net assets acquired based upon their estimated fair values as originally reported and as restated is summarized as follows (in thousands):

                                                    Originally           As
                                                     Reported         Restated
                                                    ---------         --------
    Current assets...............................     $   937         $   937
    Property and equipment.......................         377             377
    In-process technology........................      19,937          11,689
    Purchased technology.........................       1,037           2,390
    Identifiable intangibles.....................         735           4,079
    Goodwill.....................................           -           3,756
    Current liabilities assumed..................        (707)           (707)
    Unearned revenue assumed.....................      (1,460)         (1,460)
    Deferred taxes...............................           -          (1,322)
    Compensation expense contingent upon
      future employment..........................           -           4,399
                                                      -------         -------
                                                      $20,856         $24,138
                                                      -------         -------
                                                      -------         -------

The amount allocated to in-process technology was written off immediately subsequent to the acquisition of SimTech as the in-process technology had not reached technological feasibility and had no probable alternative future use. The amounts allocated to purchased technology and identifiable intangibles are being amortized on a straight-line basis over two to five years. Additionally, the Company will record a charge to expense for shares issued in the transaction which are contingent upon continued employment for up to two years from the acquisition date. A total of $4.4 million of compensation expense will be recorded as the employment obligation lapses.

The following table reflects unaudited pro forma combined results of operations of the Company and SimTech on a basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented, excluding the effect of the one time charge of in-process technology:

                                 December 31, 1996     September 30, 1997
                                 -----------------     -----------------
                                    (Restated)            (Restated)
                                  (In thousands, except per share data)
      Revenues                      $ 24,391              $ 25,525
                                    --------              --------
                                    --------              --------
      Net Income (loss)             $ (4,104)             $  4,594
                                    --------              --------
                                    --------              --------
      Net income per diluted share  $  (0.31)             $   0.29
                                    --------              --------
                                    --------              --------
      Number of shares used in
         per share calculation        13,292                16,033
                                    --------              --------
                                    --------              --------

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

6.  BALANCE SHEET COMPONENTS, (IN THOUSANDS)

                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
                                               (Unaudited)

Accounts Receivable:
  Trade receivables.......................   $   5,672          $    6,011
  Less allowance for doubtful accounts....        (449)               (433)
                                           ------------------  -----------------
                                             $   5,223          $    5,578
                                           ------------------  -----------------
                                           ------------------  -----------------
Furniture and equipment:
  Office furniture equipment.............    $       530        $      513
  Computer equipment.....................          4,432             3,154
  Leasehold improvements.................             66                41
  In-process assets......................            102                -
                                           ------------------  -----------------
                                                   5,130             3,708
Less: accumulated depreciation...........         (2,522)           (1,846)
                                           ------------------  -----------------
                                              $    2,608        $    1,862
                                           ------------------  -----------------
                                           ------------------  -----------------

                                 SUMMIT DESIGN, INC.
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)




Accrued expenses:
  Commissions payable....................     $       46         $     173
  Payroll and related benefits...........          2,314             1,610
  Accrued management relocation costs....            160                24
  Accounting and legal...................            418               301
  Federal and state income taxes payable.            738                18
  Sales taxes payable....................            117                96
  Other..................................            948               658
                                           ------------------  -----------------
     Total accrued expenses..............     $    4,741         $   2,880
                                           ------------------  -----------------
                                           ------------------  -----------------
Long-term debt:
  Marketing grant payable to the Israeli      $      364         $     364
    government Chief Scientist grant
    payable to the Israeli government....            702               773
  Other..................................             78                90
                                           ------------------  -----------------
Total long-term debt.....................          1,144             1,227
Less current portion.....................           (390)             (473)
                                           ------------------  -----------------
Non current portion......................      $     754       $       754
                                           ------------------  -----------------
                                           ------------------  -----------------


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

8.  SUBSEQUENT EVENT--(UNAUDITED):

On June 30, 1998, the Company acquired ProSoft Oy ("ProSoft"), a Company located in Finland. ProSoft develops software tools used to verify embedded systems software prior to the availability of a hardware prototype. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of ProSoft options which were exchanged for options of the Company) was 248,334 shares of common stock. The transaction was accounted for as a "pooling of interests" in accordance with generally accepted accounting principles. In compliance with such principles, the Company's financial statements have been restated to include the accounts of ProSoft as if the acquisition had occurred at the beginning of the first period presented herein. The effect of the combination did not have a material impact on the net sales and net income of the combined entity.

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

OVERVIEW

Summit previously announced it would revise the accounting treatment of its September 1997 acquisition of SimTech in response to comments received from the Securities and Exchange Commission. The following discussion includes all changes that have been made related to the restatement.

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

Approximately 26%, 51%, 38% and 51% of the Company's total revenue for the three months ended September 30, 1997 and 1996, and for the nine months ended September 30, 1997 and 1996, respectively, were attributable to sales made outside the United States. The decline in the percentage of revenue from sales made outside the United States for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily the result of domestic sales to one customer. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. (1)

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization and verification tools for the design of high performance, deep submicron integrated circuits. The transaction is being accounted for as a "pooling of interest" in accordance with generally accepted accounting principals.

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

On September 9, 1997, the Company acquired SimTech, a company that develops and distributes hardware-software co-verification, code coverage and HDL debugging software. The aggregate consideration for the acquisition was 1,256,800 shares of Summit common stock, 723,200 options to purchase Summit common stock and $3,875,000 in cash. The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations for the period from September 9, 1997 are included in the consolidated financial statements. The purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition.

After discussion with the staff of the Securities and Exchange Commission (the "staff") the condensed consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of SimTech.

The Company allocated amounts to IPR&D and intangible assets in the third quarter of 1997 in a manner consistent with widely recognized appraisal practices and in consultation with their independent accountants PricewaterhouseCoopers LLP at the date of the acquisition of SimTech. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the IPR&D that was the basis for measurement of the Company's IPR&D charge. The charge of $19.9 million, originally reported, was based upon the work of an independent valuation firm that utilized methodologies the SEC has since announced it does not consider appropriate.

As a result of computing IPR&D using the SEC preferred methodology, the Company, in consultation with their independent accountants, has revised the amount originally allocated to IPR&D from $19.9 million to $11.7 million. In addition, Summit adjusted the discount on common shares paid to SimTech shareholders from 28% to 10% and allocated $4.4 million of the purchase price, associated with certain shares, to contingent compensation. The Company has reduced the amount originally allocated to IPR&D and increased the amounts allocated to purchase technology, identifiable intangibles, deferred tax liability, and goodwill from $1.0 million to $2.4 million, $1.0 million to $4.1 million, $0 to $1.3 million and $0 to $3.8 million, respectively. These amounts are being amortized on a straight line basis over periods ranging from two to five years.

The $4.4 million allocated to compensation will be recorded as expense as the employment obligation lapses.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of revenue.

                                           Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           ------------------    ------------------
                                             1997      1996        1997      1996
                                           --------  --------    --------  --------
                                          (Restated)            (Restated)
Revenue:
     Product licenses. . . . . . . . .       81.5 %    74.6 %      78.4 %    76.2 %
     Maintenance and services. . . . .       17.4      22.6        19.9      20.9
     Other . . . . . . . . . . . . . .        1.1       2.8         1.7       2.9
                                           --------  --------    --------  --------
         Total revenue . . . . . . . .      100.0     100.0       100.0     100.0
Cost of revenue:
     Product licenses. . . . . . . . .        2.1       3.0         2.4       3.0
     Maintenance and services. . . . .        2.2       2.4         2.0       2.3
     Amortization of purchased
      technologies . . . . . . . . . .        0.7       -           0.2       -
                                           --------  --------    --------  --------
         Total Cost of revenue . . . .        5.0       5.4         4.6       5.3
                                           --------  --------    --------  --------
         Gross profit. . . . . . . . .       95.0      94.6        95.4      94.7
Operating expenses:
     Research and development. . . . .       23.0      28.6        22.8      30.0
     Sales and marketing . . . . . . .       34.2      46.0        36.2      46.6
     General and administrative (a). .       12.1      15.3        14.0      16.0
     Amortization of intangibles and
      goodwill . . . . . . . . . . . .        3.1                   1.1       -
     In-process technology . . . . . .      147.8       -          54.1       -
                                           --------  --------    --------  --------
         Total operating expenses. . .      220.2      89.9       128.2      92.6
                                           --------  --------    --------  --------
Income-from operations . . . . . . . .     (125.2)      4.7       (32.8)      2.1
Other income (expense), net. . . . . .       74.8       0.2        29.4      (0.3)
                                           --------  --------    --------  --------
Income (loss) before income taxes. . .      (50.4)      4.9        (3.4)      1.8
Income tax provision . . . . . . . . .        6.7       0.7         3.3       1.7
                                           --------  --------    --------  --------
Net income (loss) . . . . . .. . . . .      (57.1) %    4.2 %      (6.7) %    0.1 %
                                           --------  --------    --------  --------
                                           --------  --------    --------  --------

(a) General and administrative expenses for the nine months ended September 30, 1997 include a one-time charge of $379,000 (1.8% of revenue) for costs relating to the acquisition of TriQuest.

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 53.2% from $5.2 million for the three months ended September 30, 1996 to $7.9 million for the three months ended September 30, 1997 and total revenue increased by 47.7% from $14.6 million for the nine months ended September 30, 1996 to $21.6 million for the nine months ended September 30, 1997.

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

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's SLDA Design and Verification products and additionally, from Design to Test products through June 30, 1997. Product licenses revenue increased by 67.3% from $3.9 million for the three months ended September 30, 1996 to $6.4 million for the three months ended September 30, 1997, and increased by 52.1% from $11.1 million for the nine months ended September 30, 1996 to $17.0 million for the nine months ended September 30, 1997.

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

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 17.6% from $1.2 million for the three months ended September 30, 1996 to $1.4 million for the three months ended September 30, 1997. Maintenance and services revenue increased 40.4% from $3.1 million for the nine months ended September 30, 1996 to $4.3 million for the nine months ended September 30, 1997.

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

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. For the three months ended September 30, 1997 and 1996, respectively, other revenue was comprised of $91,000 and $142,000 of distribution rights fees. For the nine months ended September 30, 1997 and 1996, respectively, other revenue was comprised of $358,000 and $425,000 of distribution rights fees. In May 1997 a distribution agreement expired; and, as a result, the distribution rights fees paid at the inception of the agreement and amortized to revenue at $50,000 each quarter over the agreement period will no longer be a source of other revenue. Total other revenue relating to the TDS product line amounted to $42,000 and $75,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. No material costs were associated with other revenue for the three months and nine months ended September 30, 1997 and 1996.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. The cost of product license revenue increased from $156,000 for the three months ended September 30, 1996 to $165,000 for the three months ended September 30, 1997 and increased from $434,000 for the nine months ended September 30, 1996 to $514,000 for the nine months ended September 30, 1997. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 4.1% of product license revenue to 2.6% of product license revenue for the three months ended September 30, 1996 and 1997, respectively, and also decreased from 3.9% to 3.0% of product license revenue for the nine months ended September 30, 1996 and 1997, respectively. The decrease in the cost of product license revenue as a percent of product license revenue for the three months and nine months ended September 30, 1997 over the same periods in 1996 was due primarily to spreading fixed costs over increased revenues and cost savings from delivering verification products electronically.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 37.9% from $124,000 for the three months ended September 30, 1996 to $171,000 for the three months ended September 30, 1997 and increased 25.5% from $337,000 for the nine months ended September 30, 1996 to $423,000 for the nine months ended September 30, 1997. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue increased from 10.6% for the three months ended September 30, 1996 to 12.4% for the three months ended September 30, 1997 and decreased from 11% for the nine months ended September 30, 1996 to 9.8% for the nine months ended September 30, 1997. The decrease in the cost of maintenance and services revenue as a percent of revenue for the nine months ended September 30, 1997 over the same period in 1996 was primarily the result of the Company operating below forecasted staffing levels during the first half of 1997. The Company has increased headcount during the third quarter of 1997.

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $54,000 for the three and nine months ended September 30, 1997.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 22.9% from $1.5 million for the three months ended September 30, 1996 to $1.8 million for the three months ended September 30, 1997. Research and development expenses increased 12.7% from $4.4 million for the nine months ended September 30, 1996 to $4.9 million for the nine months ended September 30, 1997. A significant amount of the increase was attributable to compensation expense in the amount of $183,000 for the three and nine months ended September 30, 1997 recorded in connection with the Company's acquisition of SimTech in September 1997. The Company is recording $4.4 million of compensation expense for shares issued as part of the acquisition which are contingent upon continued employment and are expensed as the employment obligation lapses. Additionally, during the three months ended September 30, 1997, in connection with the sale of the TDS product line on July 1, 1997, the Company's research and development staff decreased by 15 engineers. With the acquisition of SimTech on September 9, 1997 the Company added 28 engineers. Additionally, the Company hired 18 new engineers during the third quarter of 1997. As a percentage of total revenue, research and development expenses decreased from 28.6% for the three months ended September 30, 1996 to 23.0% for the three months ended September 30, 1997 and also decreased as a percentage of revenue from 30.0% for the nine months ended September 30, 1996 to 22.9% for the nine months ended September 30, 1997. The decrease in expense as a percentage of revenue is the result of revenues increasing 53% and 48% for the three and nine months ended September 30, 1997, respectively. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets.

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

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 13.9% from $2.4 million for the three months ended September 30, 1996 to $2.7 million for the three months ended September 30, 1997 and increased 14.8% from $6.8 million for the nine months ended September 30, 1996 to $7.8 million for the nine months ended September 30, 1997. The increase for the nine months ended September 30, 1997 over the same period in 1996 was attributable to the addition of ten sales and marketing personnel and the related increased commissions and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased from 46.0% for the three months ended September 30, 1996 to 34.2% for the three months ended September 30, 1997 and decreased from 46.6% for the nine months ended September 30, 1996 to 36.2% for the nine months ended September 30, 1997. The decrease as a percentage of revenue was primarily attributable to the increase in total revenue for 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 20.9% from $789,000 for the three months ended September 30, 1996 to $954,000 for the three months ended September 30, 1997 and increased 28.8% from $2.3 million for the nine months ended September 30, 1996 to $3.0 million for the nine months ended September 30, 1997, which includes a $379,000 one-time charge for costs associated with the acquisition of TriQuest. Excluding this one-time charge, general and administrative expenses increased by $296,000 (12.6%) for the nine months ended September 30, 1997 as compared to the same period in the prior year. As a percentage of total revenue, excluding the one time charge for costs associated with the acquisition of TriQuest, general and administrative expenses decreased from 15.3% for the three months ended September 30, 1996 to 12.1% for the three months ended September 30, 1997 and decreased from 16.0% for the nine months ended September 30, 1996 to 12.2% for the nine months ended September 30, 1997. The decrease as a percentage of total revenue was attributable to the increase in total revenue in 1997. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations, including acquired operations, and the additional costs associated with being a public company.(2)

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of purchased technologies) and $3.8 million of goodwill as part of the SimTech acquisition, which are being amortized to expense on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $244,000 for the three and nine months ended September 30, 1997.

ACQUIRED IN-PROCESS TECHNOLOGY

For the three and nine months ended September 30, 1997, $11.7 million of the purchase price for the acquisition of SimTech ($25.4 million) was allocated to in-process technology and, accordingly, was expensed as of the acquisition date (September 9, 1997). The amount allocated to the in-process technology represented the technology that had not yet reached technological feasibility and had no alternative future use.

The value assigned to purchased in-process technology was related primarily to two research projects for which technological feasibility had not been established, V-CPU ($8.1 million) and HDL Score ($3.1 million). The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects, and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on the code that had been completed at the date of acquisition as compared to total estimated code at completion. The percentages derived from such calculation were then applied to the net present value of future cash flows to determine the in-process technology charge.

The nature of the efforts to develop the purchased in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The originally estimated costs to be incurred to develop the purchased in-process technology into commercially viable products was approximately $1.8 million. The estimated resulting net cash flows from such products were based on Summit management's estimates of revenues, costs of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects.

The estimated revenues include average compounded annual revenue growth rates for the V-CPU and HDL Score products of 155% to 88% during 1998 to 2000, declining slightly in 2001 and declining thereafter as other new products are expected to enter the market.(2) These projections are based on Summit management's estimates of market size and growth (which are supported by independent market data), expected trends in technology and the nature and expected timing of new product introductions by Summit.

Estimated cost of sales of 5% is consistent with Summit's current cost of sales and future expectations for cost of sales. Sales, marketing and general administrative costs are expected to be higher than the Company's average costs in the introduction phase and then stabilize upon introduction at levels that are expected to be consistent with the Company's expected overall costs in these areas in future periods. Research and development costs are expected to be higher than the Company's average costs in the introduction and early phases of product sales and then decline below the Company's average costs as sales of the products begin to decline in 2001. This research and development cost pattern is consistent with the Company's historical experience through product life cycles. Income taxes were estimated at 30%, which are consistent with the Company's anticipated tax rate for the foreseeable future.(1)

Summit released the commercial version of the V-CPU hardware/software coverification product in the first quarter of 1998, consistent with expectations at the time of the acquisition. A market requirement for extensive embedded system component interfaces called bus functional models ("BFM") and instruction set simulators ("ISS") was underestimated in the introduction schedule and has caused delays in initial sales of the product. Summit introduced the HDL Score product in the second quarter of 1998, approximately four months later than originally anticipated, due to delays in completing the control logic support functionality that was essential for product introduction to take place. For 1998, the Company estimates that revenues from the sales of the products acquired in connection with the SimTech acquisition will fall short of forecast by 10%.(2) The Company's forecast of revenues for 1999 reflects that the shortfall of revenues in 1998 related to HDL Score will be realized in 1999 and that V-CPU will have revenues that are approximately 50% of those originally estimated due to the delays in availability of BFM's and ISS's.(2) Although these delays affected the timing of the realization of revenue from these products as originally estimated by Summit, Summit believes the aggregate revenue streams originally anticipated from these products will be realized and that there has been no material change in expected return on investment related to these products.(2) However, there can be no assurance that Summit will realize revenue for V-CPU and HDL Score in the amounts estimated, and actual revenue realized from either or both of these products may be significantly lower than expected.(1)

-------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

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

INTEREST EXPENSE

Interest expense decreased from $17,000 for the three months ended September 30, 1996 to $1,000 for the three months ended September 30, 1997 and decreased from $95,000 for the nine months ended September 30, 1996 to $10,000 for the nine months ended September 30, 1997 due to decreased borrowings under the Company's bank line of credit, long term debt and capital leases obligations.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of Summit Design Asia and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $27,000 for the three months ended September 30, 1996 and $347,000 for the three months ended September 30, 1997 and $49,000 for the nine months ended September 30, 1996 and $796,000 for the nine months ended September 30, 1997. The increase in other income was primarily due to increased interest earned on the Company's cash holdings.

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

INCOME TAX PROVISION

The income tax provision increased from $34,000 for the three months ended September 30, 1996 to $533,000 for the three months ended September 30, 1997 and increased from $243,000 for the nine months ended September 30, 1996 to $713,000 for the nine months ended September 30, 1997. The Company utilized substantially all of its U.S. Federal and State net operating loss carryforwards to offset a considerable portion of U.S. taxable income for the nine months ending September 30, 1997. The provision of $713,000 for the nine months ended September 30, 1997 is comprised of $1,357,000 of Federal, State and foreign taxes payable, less $644,000 of deferred tax benefit recognized for research and development credits and alternative minimum tax credits. The provision for the nine months ended September 30, 1996 is comprised primarily of Japanese withholding tax on sales in Japan through June 1996 and alternative minimum tax.

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

As of September 30, 1997, the Company had working capital of approximately $10.9 million.

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

Net cash used in investing activities was approximately $921,000 and $647,000 for the nine months ended September 30, 1997 and 1996, respectively. Net cash used in investing activities for the nine months ended September 30, 1997 was related primarily to the acquisition of Simulation Technologies, Corp. in September 1997, the purchase of furniture and equipment and loans to related parties less the cash provided from the sale of the TDS product line. Net cash used in investing activities for the nine months ended September 30, 1996 related to the acquisition of furniture and equipment and a $100,000 investment in a Joint Venture.

Net cash used in financing activities for the nine months ended September 30, 1997,was approximately $11.0 million. Approximately $ 11.6 million was used to purchase treasury stock and $142,000 was used for repayment of long-term debt and capital lease obligations; $700,000 was provided by the issuance of common stock. Net cash used in financing activities for the nine months ended September 30, 1996, was approximately $1.1 million. For the nine months ended September 30, 1996 approximately $1.6 million of cash was used for repayment of short term borrowings, long-term debt and capital lease obligations which was off set by $73,000 of cash provided by proceeds from long-term debt and approximately $1.1 million of cash provided from the issuance of Summit common and TriQuest preferred stock less IPO issuance costs of $674,000.

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

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

          *   10.15  Bank Line of Credit Agreement between Registrant and U.S.
                     National Bank of Oregon dated June 24, 1997.
          *   10.22  Loan Agreement between Registrant and Dasys, Inc. dated
                     July 16, 1997.
          *   11.1   Statement of Computation of Net Income per Share
              27     Financial Data Schedule
         -----------------
          * Previously filed.

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


Date:    March 15, 1999

EXHIBIT INDEX







*EXHIBIT 10.15 Bank Line of Credit Agreement between Registrant and U.S.
              National Bank of Oregon dated June 24, 1997.



*EXHIBIT 10.22 Loan Agreement between Registrant and Dasys, Inc. dated
              July 16, 1997.



*EXHIBIT 11.1  Statement of Computation of Net Income Per Share



EXHIBIT 27    Financial Data Schedule

   * Previously filed.
                                       -29-