Form 10-K/A
period 1997-12-31
SUMMIT DESIGN INC
filed 1999-03-16
CIK 925072

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                             FORM 10-K/A (AMENDMENT NO. 1)
                              --------------------------

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

                                 EXPLANATORY NOTE

The Registrant previously announced that it would revise the accounting treatment of its September 1997 acquisition of Simulation Technologies Corp. in response to comments received from the Securities and Exchange Commission. Accordingly, this Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 for the purpose of restating financial information and related disclosures for the year ended December 31, 1997. See Notes 1 and 5 to the Consolidated Fiancial Statements.

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

For the years ended December 31, 1997, 1996, and 1995, the Company's research and development expenditures were approximately $7.7 million, $5.9 million, and $5.4 million, respectively, which represented approximately 25%, 29%, and 38% of revenue in each such period. The Company has to date expensed all research and development costs as incurred.

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

                                                                               Years Ended December 31,
                                                                -------------------------------------------------------
                                                                   1997        1996       1995       1994       1993
                                                                -----------  ---------  ---------  ---------  ---------
                                                                 (Restated)(5)
                                                                         (in thousands, except per share data)
Statement of Operations Data (1):
Revenue:
  Product licenses............................................  $  24,828    $  15,446  $  10,604  $   9,327  $   4,821
  Maintenance and services....................................      6,161        4,301      2,637      2,323      2,546
  Other.......................................................        450          567      1,051      1,517         --
                                                                -----------  ---------  ---------  ---------  ---------
    Total revenue.............................................     31,439       20,314     14,292     13,167      7,367
Cost of revenue
  Product licenses............................................        701          573        651        681        441
  Maintenance and services....................................        632          466        400        390        330
  Amortization of purchased technologies......................        219
                                                                -----------  ---------  ---------  ---------  ---------
    Total cost of revenue.....................................      1,552        1,039      1,051      1,071        771
                                                                -----------  ---------  ---------  ---------  ---------
  Gross profit................................................     29,887       19,275     13,241     12,096      6,596
Operating expenses:
  Research and development....................................      7,749        5,867      5,447      4,751      2,472
  Sales and marketing.........................................     10,591        9,319      7,547      5,947      3,734
  General and administrative..................................      4,164(4)     3,188      3,286      2,326      1,932
  Amortization of intangibles and goodwill....................        942           --         --         --         --
  In-process technology.......................................     11,689           --         --        647         --
                                                                -----------  ---------  ---------  ---------  ---------
    Total operating expenses..................................     35,135       18,374     16,280     13,671      8,138
                                                                -----------  ---------  ---------  ---------  ---------
Income (loss) from operations.................................     (5,248)         901     (3,039)    (1,575)    (1,542)
Other income (expense), net                                         6,619(3)       117       (172)      (103)      (120)
                                                                -----------  ---------  ---------  ---------  ---------
Income (loss) before income taxes.............................      1,371        1,018     (3,211)    (1,678)    (1,662)
Income tax provision (benefit)................................        940         (245)       400        404          2
                                                                -----------  ---------  ---------  ---------  ---------
Net income (loss).............................................  $     431    $   1,263  $  (3,611) $  (2,082) $  (1,664)
                                                                -----------  ---------  ---------  ---------  ---------
                                                                -----------  ---------  ---------  ---------  ---------
Net income (loss) per share (2)...............................  $    0.03    $    0.10  $   (0.33) $   (0.22) $   (0.59)
                                                                -----------  ---------  ---------  ---------  ---------
                                                                -----------  ---------  ---------  ---------  ---------
Number of shares used in per share calculation (2)............     14,403       13,243     11,085      9,449      2,838


                                                                                     December 31,
                                                                -------------------------------------------------------
                                                                   1997        1996       1995       1994       1993
                                                                -----------  ---------  ---------  ---------  ---------
                                                                 (Restated)(5)
                                                                                    (in thousands)
Balance Sheet Data:
  Cash and cash equivalents...................................  $  19,973    $  19,801  $     711  $   1,203  $     435
  Working capital.............................................     14,603       17,236       (540)      (439)    (2,083)
  Total assets................................................     39,670       28,700      9,151      8,097      2,751
  Long-term obligations, less current portion.................      1,224          916      1,462        743        366
  Total stockholders' equity (deficit)........................     26,196       19,151        548      1,224     (1,349)

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

(5) Certain amounts have been restated related to the September 1997 acquisition of SimTech. See Notes 1 and 5 to the consolidated financial statements.

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

OVERVIEW

Summit previously announced it would revise the accounting treatment of its September 1997 acquisition of SimTech in response to comments received from the Securities and Exchange Commission. The following discussion includes all changes that have been made related to the restatement. See also Notes 1 and 5 of the consolidated financial statements.

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

Approximately, 34% and 50% of the Company's total revenue for the years ended December 31, 1997 and 1996, respectively, were attributable to sales made outside the United States. The decline in the percentage of revenue from sales made outside the United States in 1997 is primarily the result of (1) domestic sales to one customer, (2) the loss of Design to Test product sales in the last half of 1997 as a result of the sale of the product line, which had a strong international market, and (3) the sale of products acquired in the SimTech acquisition which have a principally domestic market. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms.(1)

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a "pooling of interest" in accordance with generally accepted accounting principles.

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

After discussion with the staff of the Securities and Exchange Commission (the "staff") the consolidated financial statements as of December 31, 1997 and for the year ended December 31, 1997 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of SimTech.

The Company allocated amounts to IPR&D and intangible assets in the third quarter of 1997 in a manner consistent with widely recognized appraisal practices in consultation with their independent accountants PricewaterhouseCoopers LLP at the date of the acquisition of SimTech. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the IPR&D that was the basis for measurement of the Company's IPR&D charge. The charge of $19.9 million, originally reported, was based upon the work of an independent valuation firm that had utilized the methodologies the SEC has since announced it does not consider appropriate.

As a result of computing IPR&D using the SEC preferred methodology, the Company, in consultation with their independent accountants, has revised the amount originally allocated to IPR&D from $19.9 million to $11.7 million. In addition, Summit adjusted the discount on common shares paid to SimTech shareholders from 28% to 10% and allocated $4.4 million of the purchase price, associated with certain shares, to contingent compensation. The Company has reduced the amount originally allocated to IPR&D and increased the amounts allocated to purchased technology, identifiable intangibles, deferred tax liability, and goodwill from $1.0 million to $2.4 million, $1.0 million to $4.1 million, $0 to $1.3 million and $0 to $3.8 million, respectively. These amounts are being amortized on a straight line basis over periods ranging from two to five years.

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

Income statement data:

                                                                                         Years Ended December 31,
                                                                                   -------------------------------------
                                                                                      1997         1996         1995
                                                                                   -----------  -----------  -----------
                                                                                    (Restated)
Revenue:
  Product licenses...............................................................       79.0%          76.0%        74.2%
  Maintenance and services.......................................................       19.6           21.2         18.5
  Other..........................................................................        1.4            2.8          7.3
                                                                                   -----------    -----------  -----------
    Total revenue................................................................      100.0          100.0        100.0

Cost of revenue:
  Product licenses...............................................................        2.2            2.8          4.6
  Maintenance and services.......................................................        2.0            2.3          2.8
  Amortization of purchased technologies.........................................        0.7             --           --
                                                                                   -----------    -----------  -----------
    Total cost of revenue........................................................        4.9            5.1          7.4
                                                                                   -----------    -----------  -----------
    Gross profit.................................................................       95.1           94.9         92.6
Operating expenses:
  Research and development.......................................................       24.7           28.9         38.1
  Sales and marketing............................................................       33.7           45.9         52.8
  General and administrative.....................................................       13.2(a)        15.7         23.0
  Amortization of intangibles and goodwill.......................................        3.0             --           --
  In-process technology..........................................................       37.2             --           --
                                                                                   -----------    -----------  -----------
    Total operating expenses.....................................................      111.8           90.5        113.9
                                                                                   -----------    -----------  -----------
Income (loss) from operations....................................................      (16.7)           4.4        (21.3)
Other income (expense), net......................................................       21.1(b)         0.6         (1.2)
                                                                                   -----------    -----------  -----------
Income (loss) before income taxes................................................        4.4            5.0        (22.5)
Income tax provision (benefit)...................................................        3.0           (1.2)         2.8
                                                                                   -----------    -----------  -----------
Net income (loss)................................................................        1.4%           6.2%       (25.3)%
                                                                                   -----------    -----------  -----------
                                                                                   -----------    -----------  -----------

(a) General and administrative expenses for the year ended December 31, 1997 included a one-time charge of $379,000 (1.2% of revenue) for costs relating to the acquisition of TriQuest.

(b) Includes a gain of $5,574, 000 (17.8% of revenues) in conjunction with the sale of the TDS product line.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 54.8% from $20.3 million for the year ended December 31, 1996 to $31.4 million for the year ended December 31, 1997. Sales through one distributor, accounted for 12.1% and 14.7% of the Company's total revenue for the years ended December 31, 1997 and 1996, respectively. Sales to CSC accounted for 28.8% of the Company's total revenue for the year ended December 31, 1997. Such revenue included $6.2 million of Visual Testbench license sales made pursuant to the Company's contract with CSC. See "Overview." No customer accounted for more than 10% of the Company's total revenue for the year ended December 31, 1996.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA Plus products and, additionally, from Design to Test products through June 30, 1997. Product licenses revenue increased by 60.7% from $15.4 million for the year ended December 31, 1996 to $24.8 million for the year ended December 31, 1997. Revenue from HLDA and Design to Test products accounted for 72.6% and 27.4%, respectively, of product licenses revenue for the year ended December 31, 1996 and 91.7% and 8.3%, respectively, of product licenses revenue for the year ended December 31, 1997.

Because of the addition of HLDA functionality to Visual Testbench version 2.0, beginning with the release of version 2.0 in December 1996, the Company recognizes revenue from Visual Testbench products as HLDA revenue instead of Design to Test revenue.

HLDA revenue increased 103.2 % from $11.2 million for the year ended December 31, 1996 to $22.8 million for the year ended December 31, 1997. The increase in HLDA revenue over the same periods in 1996 was primarily attributable to sales to a single customer and to revenue from the Verification product portfolio that was not shipping in the comparable period in 1996. Significant sales to the single customer are expected to continue over the next eight quarters pursuant to contractual arrangements with that customer.

Design to Test revenue decreased from $4.2 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997 as a result of the sale of all of the assets used in the business of developing and marketing the TDS Products effective July 1, 1997.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA and Design to Test products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 43.2% from $4.3 million for the year ended December 31, 1996 to $6.2 million for the year ended December 31, 1997. The increase in maintenance and services revenue was attributable to maintenance contracts for verification products acquired in the SimTech acquisition, a maintenance contract with one customer, and additional maintenance revenue related to growth in the installed base of HLDA customers over the previous year, less a decrease in Design to Test maintenance revenue of $1.6 million, due to the sale of the TDS product line.

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

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. Cost of product licenses revenue increased 22.3% from $573,000 for the year ended December 31, 1996 to $701,000 for the year ended December 31, 1997. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 3.7% for the year ended December 31, 1996 to 2.8% for the year ended December 31,1997. This decrease was primarily due to leveraging fixed costs across increased product licenses revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 35.6% from $466,000 for the year ended December 31, 1996 to $632,000 for the year ended December 31, 1997. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 10.8% for the year ended December 31, 1996 to 10.3% for the year ended December 31, 1997. The decrease in the cost of maintenance and services revenue as a percentage of maintenance and services revenue was primarily a result of the Company operating below forecasted staffing levels during the first half of 1997. The Company increased headcount during the second half of 1997, and expects to continue to increase headcount.(2)

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $219,000 for the year ended December 31, 1997.

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

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 32.1% from $5.9 million for the year ended December 31, 1996 to $7.7 million for the year ended December 31, 1997. A significant amount of the increase was attributable to compensation expense in the amount of $723,000 for the year ended December 31, 1997 recorded in connection with the Company's acquisition of SimTech in September 1997. The Company is recording $4.4 million of compensation expense for shares issued as part of the acquisition which are contingent upon continued employment and are expensed as the employment obligation lapses. In connection with the sale of the TDS product line on July 1, 1997, the Company's research and development staff decreased by 15 engineers. With the acquisition of SimTech on September 9, 1997 the Company added 28 engineers. Additionally, the Company added 25 engineers net, during 1997. As a percentage of total revenue, research and development expenses decreased from 28.9% for the year ended December 31, 1996 to 24.6% for the year ended December 31, 1997 primarily due to the increase in total revenue for 1997. The Company believes that significant investment in research and development is required to remain competitive in its markets, and the Company, therefore, anticipates that research and development expenses will increase in absolute dollars in future periods, but may vary as a percentage of total revenue.(2)

Software development costs are accounted for in accordance with Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs have been expensed as incurred since technological feasibility generally has not been established until shortly before the release of a new product, and no material development costs have been incurred after establishment of technological feasibility.

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 13.6% from $9.3 million for the year ended December 31, 1996 to $10.6 million for the year ended December 31, 1997. The increase was primarily attributable to the addition of 8 sales and marketing personnel and the related increased commissions and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased from 45.9% for the year ended December 31, 1996 to 33.7% for the year ended December 31, 1997. The decrease was primarily attributable to the increase in total revenue for 1997. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars, in part due to the hiring of additional sales personnel.(2)


GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, legal and auditing expenses of the Company. General and administrative expenses increased 30.6% from $3.2 million for the year ended December 31, 1996 to $4.2 million for the year ended December 31, 1997 which includes a $379,000 one-time charge for costs associated with the acquisition of TriQuest. Excluding this one-time charge for costs associated with the TriQuest acquisition, general and administrative expenses increased $597,000 (18.7%) as compared to the same period in 1996. As a percentage of total revenue, excluding the one-time charge associated with the acquisition of TriQuest, general and administrative expenses decreased from 15.7% for 1996 to 12.0% for 1997. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue in 1997. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of developed technologies) and $3.8 million of goodwill as part of the SimTech acquisition which are being amortized to expense on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $942,000 for the year ended December 31, 1997.

ACQUIRED IN-PROCESS TECHNOLOGY

For the year ended December 31, 1997, $11.7 million of the purchase price for the acquisition of SimTech ($25.4 million) was allocated to in-process technology and, accordingly, was expensed as of the acquisition date (September 9, 1997). The amount allocated to the in-process technology represented the technology that had not yet reached technological feasibility and had no alternative future use.

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

The estimated revenues include average compounded annual revenue growth rates for the V-CPU and HDL Score products of 155% to 88% during 1998 to 2000, declining slightly in 2001 and declining thereafter as other new products are expected to enter the market. (2) These projections are based on Summit management's estimates of market size and growth (which are supported by independent market data), expected trends in technology and the nature and expected timing of new product introductions by Summit.

Estimated cost of sales of 5% is consistent with Summit's current cost of sales and future expectations for cost of sales. Sales, marketing and general administrative costs are expected to be higher than the Company's average costs in the introduction phase and then stabilize upon introduction at levels that are expected to be consistent with the Company's expected overall costs in these areas in future periods. Research and development costs are expected to be higher than the Company's average costs in the introduction and early phases of product sales and then decline below the Company's average costs as sales of the products begin to decline in 2001. This research and development cost pattern is consistent with the Company's historical experience through product life cycles. Income taxes were estimates at 30%, which are consistent with the Company's anticipated tax rate for the foreseeaable future. (1)

Summit released the commercial version of the V-CPU hardware/software coverification product in the first quarter of 1998, consistent with expectations at the time of the acquisition. A market requirement for extensive embedded system component interfaces called bus functional models ("BFM") and instruction set simulators ("ISS") was underestimated in the introduction schedule and has caused delays in initial sales of the product. Summit introduced the HDL Score product in the second quarter of 1998, approximately four months later than originally anticipated, due to delays in completing the control logic support functionality that was essential for product introduction to take place. For 1998, the Company estimates that revenues from the sales of the products acquired in connection with the SimTech acquisition will fall short of forecast by 10%(2). The Company's forecast of revenues for 1999 reflects that the shortfall of revenues in 1998 related to HDL Score will be realized in 1999 and that V-CPU will have revenues that are approximately 50% of those originally estimated due to the delays in availability of BFM's and ISS's.(2) Although these delays affected the timing of the realization of revenue from these products as originally estimated by Summit, Summit believes the aggregate revenue streams originally anticipated from these products will be realized and that there has been no material change in expected return on investment related to these products.(2) However, there can be no assurance that Summit will realize revenue for V-CPU and HDL Score in the amounts estimated, and actual revenue realized from either or both of these products may be significantly lower than expected.(1)

----------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 32 for a discussion of factors that could affect future performance.


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

INTEREST EXPENSE

Interest expense decreased from $101,000 for the year ended December 31, 1996 to $12,000 for the year ended December 31, 1997 due to decreased borrowings under the Company's bank line of credit and long term debt and the expiration of certain capital leases obligations.

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

INCOME TAX PROVISION

The income tax provision increased from a benefit of $245,000 for the year ended December 31, 1996 to a tax provision of $940,000 for the year ended December 31, 1997. The Company utilized substantially all its U.S. Federal and State net operating loss carryforwards to offset a considerable portion of U.S. taxable income for the year ended December 31, 1997. The provision of $940,000 for 1997 is comprised of $1,659,000 of Federal, State and foreign taxes payable, less $719,000 of deferred tax benefit recognized for NOL's available from the TriQuest acquisition as well as research and development credits and alternative minimum tax credits. The provision for 1996 is comprised primarily of Japanese withholding tax of approximately 10% on Japanese sales through June 1996 and alternative minimum tax.


YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

The Company's acquisition of Triquest in February 1997 was accounted for as a pooling of interests as defined by generally accepted accounting principles and, therefore, the Company's financial statements have been restated.

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 42.1% from $14.3 million for the year ended December 31, 1995 to $20.3 million for the year ended December 31, 1996. Sales through one distributor accounted for 14.6% and 12.7% of the Company's total revenue for the years ended December 31, 1996 and 1995, respectively. No customer accounted for more than 10% of the Company's total revenue for the years ended December 31, 1996 and 1995.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA and Design to Test products. Product licenses revenue increased by 45.7% from $10.6 million for the year ended December 31, 1995 to $15.4 million for the year ended December 31, 1996. Revenue from HLDA and Design to Test products accounted for 58.5% and 41.5%, respectively, of product licenses revenue for the year ended December 31, 1995 and 72.2% and 27.8%, respectively, of product licenses revenue for the year ended December 31, 1996.

HLDA revenue increased 78.8 % from $6.3 million for the year ended December 31, 1995 to $11.2 million for the year ended December 31, 1996. The increase was primarily attributable to the hiring of the HLDA sales force beginning in late 1994 and early 1995, improved international distribution and thereafter increased market acceptance of the Company's HLDA products and increased account penetration at major targeted accounts.

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


COST OF REVENUE


COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. Cost of product licenses revenue decreased 12% from $651,000 for the year ended December 31, 1995 to $573,000 for the year ended December 31, 1996. The decrease was primarily attributable to one-time costs incurred in the year ended December 31, 1995 associated with the write-off of prepaid royalties and obsolete inventory and the production of demonstration and evaluation materials related to the release of new versions of the Company's HLDA products. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 6.1% for the year ended December 31, 1995 to 3.7% for the year ended December 31,1996. This decrease was primarily due to leveraging fixed costs across increased product licenses revenue.


COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 16.0% from $400,000 for the year ended December 31, 1995 to $466,000 for the year ended December 31, 1996. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 15.2% for the year ended December 31, 1995 to 10.8% for the year ended December 31, 1996.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 7.7% from $5.4 million for the year ended December 31, 1995 to $5.9 million for the year ended December 31, 1996. This increase is primarily related to the costs associated with the five engineers included in the TriQuest acquisition in 1997, which was accounted for as a "pooling of interest." As a percentage of total revenue, research and development expenses decreased from 38.1% for the year ended December 31, 1995 to 28.9% for the year ended December 31, 1996 due to the increase in total revenue for 1996.

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

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 23.5% from $7.5 million for the year ended December 31, 1995 to $9.3 million for the year ended December 31, 1996. The increase was primarily attributable to increased commissions and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased from 52.8% for the year ended December 31, 1995 to 45.9% for the year ended December 31, 1996. The decrease was primarily attributable to the increase in total revenue for 1996.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, legal and auditing expenses of the Company. General and administrative expenses decreased 3.0% from $3.3 million for the year ended December 31, 1995 to $3.2 million for the year ended December 31, 1996. During 1995, the Company wrote-off expenses of approximately $270,000 primarily related to prepaid expenses deemed to have no future value and costs associated with the severance of a senior manager. As a percentage of total revenue, general and administrative expenses decreased from 23.0% for 1995 to 15.7% for 1996. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue in 1996 and the absence of any one time charges.

INTEREST EXPENSE

Interest expense decreased from $206,000 for the year ended December 31, 1995 to 101,000 for the year ended December 31, 1996 due to decreased borrowings under the Company's bank line of credit, long term debt and capital leases obligations.


OTHER INCOME, NET

Other income consists of interest income associated with available cash balances and gains or losses from the sale of property and equipment. Other income was $34,000 for the year ended December 31, 1995 and $218,000 for the year ended December 31, 1996. The increase in other income was primarily due to increased interest earned on the Company's cash holdings.

INCOME TAX PROVISION

The income tax provision decreased from $400,000 for the year ended December 31, 1995 to a tax benefit of $245,000 for the year ended December 31, 1996. The decrease was primarily attributable to the Company, as of June 1996, no longer being required to pay Japanese withholding tax of approximately 10% on its Japanese sales and the recognition in the fourth quarter of 1996 of a net deferred tax asset of $500,000. State income tax payments were lower than statutory limits due to the carryforward of net operating losses.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering in October 1996, raising $16.2 million, net of offering expenses. Prior to the IPO, the Company had financed its operations primarily through the private placement of approximately $15.4 million of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of December 31, 1997, the Company had approximately $20.0 million in cash and cash equivalents. Additionally, the Company has a $1.0 million bank line of credit with a bank. The line of credit expires on April 30, 1998 and borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible assets, including its intellectual property rights. As of December 31, 1997, the Company had no borrowings outstanding under this line of credit.

The Company is obligated to lend up to $2.5 million to an independent software development company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime plus 2%.

As of December 31, 1997, the Company had working capital of approximately $14.6 million.

Net cash generated by operating activities was approximately $12.1 million and $4.7 million for the years ended December 31, 1997 and 1996, respectively. Net cash used in operating activities was approximately $3.3 million for the year ended December 31, 1995. For the year ended December 31, 1997, cash generated by operating activities resulted primarily from improved collection of accounts receivable, an increase in deferred revenues and accrued liabilities and profitability during the period. For 1996, cash generated from operating activities resulted from improved collections, increases in deferred revenue and profitability during the period, while in 1995, the use of cash from operations resulted primarily from the Company's net loss and the increase in accounts receivable.

Net cash used in investing activities was approximately $1,298,000, $855,000, and $793,000 for the years ended December 31, 1997, 1996 and 1995, respectively. For the year ended December 31, 1997, net cash used was primarily related to the acquisition of furniture and equipment, the acquisition of Simulation Technologies, and a loan to an independent software development company, which was partially offset by proceeds from the sale of the TDS product line. For 1996 and 1995, net cash used in investing activities was related primarily to the acquisition of furniture and equipment.

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

INTERNATIONAL SALES AND OPERATIONS

Approximately 34%, 50% and 52% of the Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific Region have been experiencing adverse conditions which could adversely affect demand for the Company's products in such region.

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

As discussed more fully in Notes 1 and 5, the Company and the staff of the Securities and Exchange Commission have had discussions regarding the accounting treatment related to the September 1997 acquisition of Simulation Technologies, Corp. (SimTech). As a result of these discussions, the Company has modified the method used to allocate the purchase price to in-process technologies. In addition, the Company has adjusted the valuation of common shares paid to SimTech shareholders and allocated a portion of the purchase price associated with certain shares to contingent compensation. Accordingly, the consolidated financial statements as of and for the year ended December 31, 1997 have been restated.

                                    PricewaterhouseCoopers LLP


Portland, Oregon
January 30, 1998, except as to Notes 1 and 5, as to which the date is December 24, 1998 and
Note 20 as to which the date is September 20, 1998.

                                SUMMIT DESIGN, INC.

                            CONSOLIDATED BALANCE SHEETS
                       (In thousands, except per share data)

                                                              DECEMBER 31,
                                                          --------------------
                                                             1997        1996
                                                          --------------------
                                                          (Restated)
                             ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . .  $19,973      $19,801
     Accounts receivable, less allowance for
        doubtful accounts of $592 and $433 . . . . . . .    5,131        5,578
     Prepaid expenses and other. . . . . . . . . . . . .      540          490
     Deferred income taxes . . . . . . . . . . . . . . .    1,209            -
                                                          -------      -------
        Total current assets . . . . . . . . . . . . . .   26,853       25,869

Furniture and equipment, net . . . . . . . . . . . . . .    2,698        1,862
Intangibles, net . . . . . . . . . . . . . . . . . . . .    5,571            -
Goodwill, net. . . . . . . . . . . . . . . . . . . . . .    3,493            -
Deferred income taxes. . . . . . . . . . . . . . . . . .        -          500
Deposits and other assets. . . . . . . . . . . . . . . .    1,055          469
                                                          -------      -------
        Total assets . . . . . . . . . . . . . . . . . .  $39,670      $28,700
                                                          -------      -------
                                                          -------      -------

                        LIABILITIES
Current liabilities:
     Long-term debt, current portion . . . . . . . . . .  $   134      $   473
     Capital lease obligation, current portion . . . . .       49           66
     Accounts payable. . . . . . . . . . . . . . . . . .    1,211        1,456
     Accrued liabilities . . . . . . . . . . . . . . . .    5,182        2,880
     Deferred revenue. . . . . . . . . . . . . . . . . .    5,674        3,758
                                                          -------      -------
        Total current liabilities. . . . . . . . . . . .   12,250        8,633

Long-term debt, less current portion . . . . . . . . . .      194          754
Capital lease obligation, less current portion . . . . .       43           95
Deferred revenue, less current portion . . . . . . . . .        -           67
Deferred taxes . . . . . . . . . . . . . . . . . . . . .      987            -
                                                          -------      -------
        Total liabilities. . . . . . . . . . . . . . . .   13,474        9,549
                                                          -------      -------
                                                          -------      -------

Commitments  and contingencies (Notes 10 and 17)

                STOCKHOLDERS' EQUITY
Common stock, $.01 par value. Authorized 30,000;
    issued and outstanding 15,841 shares in 1997
    and 14,079 shares in 1996. . . . . . . . . . . . . .      159          141
Additional paid-in capital . . . . . . . . . . . . . . .   51,412       33,261
Treasury stock, at cost, 939 shares in 1997. . . . . . .  (11,555)           -
Accumulated deficit. . . . . . . . . . . . . . . . . . .  (13,820)     (14,251)
                                                          -------      -------
        Total stockholders' equity . . . . . . . . . . .   26,196       19,151
                                                          -------      -------
        Total liabilities and stockholders' equity . . .  $39,670      $28,700
                                                          -------      -------
                                                          -------      -------

                The accompanying notes are an integral part of the
                       consolidated financial statements.

                               SUMMIT DESIGN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                              YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                           1997        1996         1995
                                         --------    --------     --------
                                        (Restated)
Revenue:
     Product licenses. . . . . . . . . . $ 24,828    $ 15,446     $ 10,604
     Maintenance and services. . . . . .    6,161       4,301        2,637
     Other . . . . . . . . . . . . . . .      450         567        1,051
                                         --------    --------     --------
       Total revenue . . . . . . . . . .   31,439      20,314       14,292
Cost of revenue: . . . . . . . . . . . .
     Product licenses. . . . . . . . . .      701         573          651
     Maintenance and services. . . . . .      632         466          400
     Amortization of purchased
     technologies. . . . . . . . . . . .      219           -            -
                                         --------    --------     --------
       Total cost of revenue . . . . . .    1,552       1,039        1,051
                                         --------    --------     --------
Gross profit . . . . . . . . . . . . . .   29,887      19,275       13,241
Operating expenses:
     Research and development. . . . . .    7,749       5,867        5,447
     Sales and marketing . . . . . . . .   10,591       9,319        7,547
     General and administrative. . . . .    4,164       3,188        3,286
     Amortization of intangibles
     and goodwill. . . . . . . . . . . .      942           -            -
     In-process technology . . . . . . .   11,689           -            -
                                         --------    --------     --------
       Total operating expenses. . . . .   35,135      18,374       16,280
                                         --------    --------     --------
Income (loss) from operations. . . . . .   (5,248)        901       (3,039)
Interest expense . . . . . . . . . . . .      (12)       (101)        (206)
Other income, net. . . . . . . . . . . .    1,057         218           34
Gain on sale of TDS product line . . . .    5,574           -            -
                                         --------    --------     --------
Income (loss) before income taxes. . . .    1,371       1,018       (3,211)
Income tax provision (benefit) . . . . .      940        (245)         400
                                         --------    --------     --------
Net income (loss). . . . . . . . . . . .  $   431     $ 1,263     $ (3,611)
                                         --------    --------     --------
                                         --------    --------     --------

Earnings per share - Basic:. . . . . . .
  Earnings per share . . . . . . . . . .  $  0.03     $  0.10     $  (0.33)
                                         --------    --------     --------
                                         --------    --------     --------
  Number of shares used in
  computing basic earnings per share . .   14,403      12,240       11,085

Earnings per share - Diluted:. . . . . .
  Earnings per share . . . . . . . . . .  $  0.03     $  0.10     $  (0.33)
                                         --------    --------     --------
                                         --------    --------     --------
  Number of shares used in
  computing diluted earnings per share .   15,402      13,243       11,085



               The accompanying notes are an integral part of the
                   consolidated financial statements.

                              SUMMIT DESIGN, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 1997, 1996 and 1995
                        (In thousands, except shares)


                                                           Convertible
                                                          Preferred Stock             Common Stock
                                                      -----------------------   ------------------------
                                                        Shares      Amount        Shares       Amount
                                                      ----------  -----------   -----------  -----------
                                                                                              (Restated)
Balance, December 31, 1994..........................   8,599,012          86      2,173,486          22
Issuance of Series E preferred stock................     600,000           6
Issuance of Series A preferred stock................      80,383         444
Repurchase of Series C preferred stock..............     (65,000)         (1)
Repurchase of Series D preferred stock..............     (30,666)
Issuance of common stock............................                                141,722          43
Issuance of common stock under stock option plan....                                 71,757           1
Repurchase of common stock..........................                               (153,705)         (2)
Net loss............................................
                                                      ----------  -----------   -----------       -----
Balance, December 31, 1995..........................   9,183,729         535      2,233,260          64
Issuance of convertible Preferred stock.............     290,938         986
Issuance of common stock in in initial public
 offering, net of Issuance costs....................                              2,000,000          20
Issuance of common stock under stock option plan and
 other..............................................                                383,952           6
Conversion of preferred stock to common stock.......  (9,474,667)     (1,521)     9,474,667          95
Repurchase of common stock..........................                                (12,737)
Conversion of TriQuest common stock.................                                                (44)
Net income..........................................
                                                      ----------  -----------   -----------       -----
Balance, December 31, 1996..........................          --          --     14,079,142  >      141
                                                                                             -
Issuance of common stock............................                                 29,733
Issuance of common stock under stock option plan....                                440,711           5
Issuance of common stock under employee stock
 purchase plan......................................                                 58,701           1
Repurchase of common stock..........................                                (23,760)
Issuance of common stock in conjunction with a
 business combination...............................                              1,256,777          12
Purchase of treasury stock..........................
Tax benefit of option exercises.....................
Net loss............................................
                                                      ----------  -----------   -----------       -----
Balance, December 31, 1997..........................          --   $      --     15,841,304   $     159
                                                      ----------  -----------   -----------       -----
                                                      ----------  -----------   -----------       -----


                                                      Additional      Treasury Stock                        Total
                                                        Paid-in    ---------------------   Accumulated   Stockholders'
                                                        Capital     Shares      Amount       Deficit        Equity
                                                      -----------  ---------   ---------  -------------  -------------
                                                      (Restated)                            (Restated)     (Restated)
Balance, December 31, 1994..........................      13,019                              (11,903)         1,224
Issuance of Series E preferred stock................       2,575                                               2,581
Issuance of Series A preferred stock................                                                             444
Repurchase of Series C preferred stock..............         (64)                                                (65)
Repurchase of Series D preferred stock..............        (115)                                               (115)
Issuance of common stock............................                                                              43
Issuance of common stock under stock option plan....          49                                                  50
Repurchase of common stock..........................          (1)                                                 (3)
Net loss............................................                                           (3,611)        (3,611)
                                                      -----------  ---------   ---------  -------------  -------------
Balance, December 31, 1995..........................      15,463          --          --      (15,514)           548
Issuance of convertible Preferred stock.............                                                             986
Issuance of common stock in in initial public
 offering, net of Issuance costs....................      16,204                                              16,224
Issuance of common stock under stock option plan and
 other..............................................         134                                                 140
Conversion of preferred stock to common stock.......       1,418                                                  (8)
Repurchase of common stock..........................          (2)                                                 (2)
Conversion of TriQuest common stock.................          44                                                  --
Net income..........................................                                            1,263          1,263
                                                      -----------  ---------   ---------  -------------  -------------
Balance, December 31, 1996..........................      33,261          --          --      (14,251)        19,151
Issuance of common stock............................           3                                                   3
Issuance of common stock under stock option plan....         563                                                 568
Issuance of common stock under employee stock
 purchase plan......................................         349                                                 350
Repurchase of common stock..........................          (4)                                                 (4)
Issuance of common stock in conjunction with a
 business combination...............................      15,538                                              15,550
Purchase of treasury stock..........................                (939,381)    (11,555)                    (11,555)
Tax benefit of option exercises.....................         969                                                 969
Amortization of future contingent share liability...         733                                                 733
Net loss............................................                                              431            431
                                                      -----------  ---------   ---------  -------------  -------------
Balance, December 31, 1997..........................   $  51,412    (939,381)  $ (11,555)   $ (13,820)     $  26,196
                                                      -----------  ---------   ---------  -------------  -------------
                                                      -----------  ---------   ---------  -------------  -------------

             The accompanying notes are an integral part of the
                    consolidated financial statements.

                              SUMMIT DESIGN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1997        1996        1995
                                                                              ----------  ----------  ----------
                                                                              (Restated)
Cash flows from operating activities:
  Net income (loss).........................................................  $      431 $    1,263  $   (3,611)
  Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization...........................................       1,984         870         606
    Amortization of future contingent share liability.......................         733          --          --
    (Gain) loss on asset disposition........................................           2          18          (1)
    Gain on sale of TDS product line........................................      (5,574)         --          --
    Write-off of acquired in-process technology.............................      11,689          --          --
    Deferred taxes..........................................................      (1,044)       (500)         --
    Changes in assets and liabilities:
      Accounts receivable...................................................         951         (21)     (1,401)
      Prepaid expenses and other............................................         (13)       (157)         (1)
      Accounts payable......................................................        (254)        406        (300)
      Accrued liabilities...................................................       1,667         561         803
      Deferred revenue......................................................       1,601       2,067         380
      Other, net............................................................         (68)        160         191
                                                                              ----------  ----------  ----------
        Net cash provided by (used in) operating activities.................      12,105       4,667      (3,334)
                                                                              ----------  ----------  ----------
Cash flows from investing activities:
  Additions to furniture and equipment......................................      (1,613)       (763)       (810)
  Acquisitions, net of cash received........................................      (3,816)         --          --
  Proceeds from sale of product line........................................       4,666          --          --
  Proceeds from sale of assets..............................................          30           8          17
  Notes receivable..........................................................        (565)         --          --
  Investment in joint venture...............................................          --        (100)         --
                                                                              ----------  ----------  ----------
      Net cash used in investing activities.................................      (1,298)       (855)       (793)
                                                                              ----------  ----------  ----------
Cash flows from financing activities:
  Issuance of preferred stock...............................................          --         977       3,025
  Issuance of common stock, net.............................................         922      16,364          77
  Tax benefit of option exercises...........................................         969          --          --
  Payments to acquire treasury stock........................................     (11,555)         --          --
  Proceeds from notes payable and long-term debt............................          --          96       3,315
  Repurchase of preferred stock.............................................          --          --        (180)
  Repurchase of common stock................................................          (4)         (2)        (13)
  Principal payments of debt obligations....................................        (898)     (1,952)     (2,329)
  Principal payments of capital lease obligations...........................         (69)       (205)       (260)
                                                                              ----------  ----------  ----------
      Net cash (used in) provided by financing activities...................     (10,635)     15,278       3,635
                                                                              ----------  ----------  ----------
      Increase (decrease) in cash and cash equivalents......................         172      19,090        (492)
Cash and cash equivalents, beginning of year................................      19,801         711       1,203
                                                                              ----------  ----------  ----------
Cash and cash equivalents, end of year......................................  $   19,973  $   19,801  $      711
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

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

RESTATEMENT:

After discussion with the staff of the Securities and Exchange Commission (the "staff") the consolidated financial statements as of December 31, 1997 and for the year ended December 31, 1997 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of Simulation Technologies Corp. ("SimTech").

The Company allocated amounts to IPR&D and intangible assets in the third quarter of 1997 in a manner consistent with widely recognized appraisal practices in consultation with their independent accountants PricewaterhouseCoopers LLP at the date of the acquisition of SimTech. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the IPR&D that was the basis for measurement of the Company's IPR&D charge. The charge of $19.9 million, originally reported, was based upon the work of an independent valuation firm that utilized methodologies the SEC has since announced it does not consider appropriate.

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

The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported consolidated financial statements as of and for the year ended December 31, 1997 is as follows (in thousands except per share amounts, unaudited):

                                              Year Ended
                                           December 31, 1997
Statements of Operations:           As Reported        Restated
                                    -----------        --------
Cost of revenues                       $  1,439        $  1,552
Gross margin                             30,000          29,887
Operating expenses, excluding
 in process technology                   21,816          23,446
In process technology                    19,937          11,689
Loss from operations                    (11,753)         (5,248)
Net income (loss)                        (5,875)            431
Net income (loss) per share
     Basic                             $  (0.41)       $   0.03
     Diluted                           $  (0.41)       $   0.03

                                          December 31, 1997
Balance Sheets:                     As Reported         Restated
                                    -----------         --------
Other assets                           $  5,908         $ 12,817
Total assets                             32,761           39,670
Deferred tax liability                        0              987
Accumulated deficit                     (20,126)         (13,820)
Total shareholders' equity               20,275           26,196


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the Company's significant accounting policies:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Summit Verification, Inc., Summit Design (EDA) Ltd. and ProSoft Oy. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

REVENUE RECOGNITION

Product licenses revenue is derived from the sale of software licenses to distributors and end-users. Revenue from the sale of product licenses is recognized upon delivery of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable, otherwise revenue from such vendor obligations is deferred until such time as vendor obligations are met. The Company provides a ninety-day warranty that its products are free from defects. Estimated sales returns and provisions for insignificant vendor obligations and estimated warranty costs are recorded when the related revenue is recognized.

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

INTANGIBLES AND GOODWILL

Intangibles which include purchased technology and other intangibles are being amortized on a straight line basis over two to five years for purchased technology and two years for other intangibles. Purchased technology represents acquired software which has been fully developed, achieved technological feasibility, reached commercial viability, and is generating revenue. Goodwill, which represents the excess of the purchase price over identifiable net assets acquired, is being amortized over five years. The carrying value of intangibles and goodwill are reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable.

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

The following presents the previously separate results of TriQuest and Summit (in thousands):


                         Two Months Ended        Year Ended            Year Ended
                         February 28, 1997    December 31, 1996    December 31, 1995
                         -----------------   ------------------    -----------------
                            (unaudited)
Summit Design, Inc
     Revenues                 $1,473              $20,163               $14,292
     Net Income (loss)          (921)               2,688                (3,123)

TriQuest
     Revenues                    199                  151                  --
     Net Income (loss)           143               (1,425)                 (488)

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

                                                       Originally         As
                                                        Reported        Restated
     Cash........................................       $ 3,875          $ 3,875
     Common stock of Summit......................        11,367           14,649
     Options to purchase Summit common stock.....         5,299            5,299
     Other direct acquisition costs..............           315              315
                                                        -------          -------
                                                        $20,856          $24,138
                                                        -------          -------
                                                        -------          -------

The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of SimTech's operations have been combined with those of Summit since the date of acquisition. The allocation of the purchase price to the net assets acquired based upon their estimated fair values as originally reported and as restated is summarized as follows (in thousands):

                                                               Originally         As
                                                                Reported        Restated
     Current assets............................................ $   937         $   937
     Property and equipment....................................     377             377
     In-process technology.....................................  19,937          11,689
     Purchased technology......................................   1,037           2,390
     Identifiable intangibles..................................     735           4,079
     Goodwill..................................................       -           3,756
     Current liabilities assumed...............................    (707)           (707)
     Unearned revenue assumed..................................  (1,460)         (1,460)
     Deferred taxes............................................       -          (1,322)
     Compensation expense contingent upon future employment....       -           4,399
                                                                -------         -------
                                                                $20,856         $24,138
                                                                -------         -------
                                                                -------         -------

The amount allocated to in-process technology was written off immediately subsequent to the acquisition of SimTech as the in-process technology had not reached technological feasibility and had no probable alternative future use. The amounts allocated to purchased technology and identifiable intangibles are being amortized on a straight-line basis over two and five years. Additionally, the Company will record a charge to expense for shares issued in the transaction which are contingent upon continued employment for up to two years from the acquisition date. A total of $4.4 million of compensation expense will be recorded as the employment obligation lapses.

The following table reflects unaudited pro forma combined results of operations of the Company and SimTech on a basis that the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented, excluding the effect of the one-time charge of in-process technology:

                                       December 31,        December 31,
                                           1996                1997
                                       ------------        ------------
                                        (Restated)          (Restated)
                                     (in thousands, except per share data)

         Revenues                      $  24,391           $  35,278
                                       ---------           ---------
                                       ---------           ---------
         Net income (loss)             $  (4,104)          $   6,563
                                       ---------           ---------
                                       ---------           ---------
         Basic earnings per share      $   (0.31)          $    0.43
                                       ---------           ---------
                                       ---------           ---------
         Diluted earnings per share    $   (0.31)          $    0.40
                                       ---------           ---------
                                       ---------           ---------
         Number of shares used in
         computing basic earnings
         per share                        13,292              15,268
                                       ---------           ---------
                                       ---------           ---------
         Number of shares used in
         computing diluted earnings
         per share                        13,292              16,267
                                       ---------           ---------
                                       ---------           ---------

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

                                SUMMIT DESIGN, INC.

6.   FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following (in thousands):

                                                            December 31,
                                                          1997       1996
                                                        --------   --------
Office furniture and equipment . . . . . . . . . .      $    596   $    513
Computer equipment . . . . . . . . . . . . . . . .         3,679      3,251
Leasehold improvements . . . . . . . . . . . . . .            66         41
                                                        --------   --------
                                                           4,341      3,805
Less accumulated depreciation and amortization . .        (1,643)    (1,943)
                                                        --------   --------
                                                        $  2,698   $  1,862
                                                        --------   --------
                                                        --------   --------

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

9.   ACCRUED LIABILITIES:

Accrued liabilities consists of the following (in thousands):

                                                        December 31,
                                                    --------   --------
                                                      1997       1996
                                                    --------   --------
Payroll and related benefits . . . . . .            $  2,887   $  1,621
Sales and marketing. . . . . . . . . . .                 435        225
Accounting and legal . . . . . . . . . .                 260        301
Federal and state income taxes payable .                 819          -
Sales taxes payable. . . . . . . . . . .                 114        115
Other. . . . . . . . . . . . . . . . . .                 667        618
                                                    --------   --------
                                                    $  5,182   $  2,880
                                                    --------   --------
                                                    --------   --------

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
                                                         --------
                                                         --------

11.   LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                               December 31,
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
Marketing Fund grant payable to the Israeli government . . $    261   $    364
Chief Scientist grant payable to the Israeli government. .        -        773
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       67         90
                                                           --------   --------
                                                                328      1,227
Current portion. . . . . . . . . . . . . . . . . . . . . .     (134)      (473)
                                                           --------   --------
Non-current portion. . . . . . . . . . . . . . . . . . . . $    194   $    754
                                                           --------   --------
                                                           --------   --------

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

                                SUMMIT DESIGN, INC.

Future principal payments of debt outstanding for the years ending December 31 are as follows (in thousands):

     1998 . . . . . . . . . . . . . . . . . .       134
     1999 . . . . . . . . . . . . . . . . . .       116
     2000 . . . . . . . . . . . . . . . . . .        78
                                                 ------
                                                 $  328
                                                 ------
                                                 ------

12.   STOCKHOLDERS' EQUITY:

PREFERRED STOCK

Summit has 5,000,000 shares of Preferred Stock authorized, of which there are no shares outstanding. The Summit Board has the authority to issue these shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued and undesignated shares of Preferred Stock and to fix the number of shares constituting any series and the designations of such series, without any future vote or action by the stockholders.

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

There were 2,659, 366,094, and 622,915 shares of common stock reserved for the grant of stock options under the 1994 Plan at December 31, 1997, 1996 and 1995, respectively.

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

                                SUMMIT DESIGN, INC.

A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                           Exercise
                                          Options        Price Range
                                         ---------      --------------
Balance, December 31, 1994 . . . . . . .   873,457      $0.02 -- $5.00
    Options granted. . . . . . . . . . .   558,627      $0.33 -- $1.75
    Options exercised. . . . . . . . . .   (71,757)     $0.02 -- $0.51
    Options canceled . . . . . . . . . .  (196,845)     $0.02 -- $2.50
                                         ---------
Balance, December 31, 1995 . . . . . . . 1,163,482      $0.02 -- $2.50
    Options granted. . . . . . . . . . .   722,575      $0.33 -- $10.50
    Options exercised. . . . . . . . . .  (345,278)     $0.02 -- $2.50
    Options canceled . . . . . . . . . .  (146,905)     $0.02 -- $10.50
                                         ---------
Balance, December 31, 1996 . . . . . . . 1,393,874      $0.02 -- $10.50
    Options granted. . . . . . . . . . . 1,643,121      $0.08 -- $17.00
    Options exercised. . . . . . . . . .  (470,715)     $0.02 -- $7.00
    Options canceled . . . . . . . . . .  (442,906)     $0.02 -- $12.75
                                         ---------
Balance, December 31, 1997 . . . . . . . 2,123,374      $0.08 -- $17.00
                                         ---------
                                         ---------

The following are the shares exercisable at the corresponding weighted average exercise price at December 31, 1997, 1996 and 1995, respectively: 949,261 at $2.3119, 1,186,986 at $2.0662 and 1,171,185 at $1.1217. The weighted average exercise price per share of options outstanding at December 31, 1997 is $4.5879. The following are the weighted-average grant date fair value of options granted for the years ended December 31, 1997, 1996 and 1995, respectively: $8.96, $5.95 and $1.52. At December 31, 1997, 219,761 shares were subject to repurchase.

Effective September 13, 1995, the Board of Directors of the Company approved an adjustment to the exercise price of the Company's outstanding stock options with an exercise price in excess of $1.75. All outstanding options subject to the adjustment were repriced to $1.75, the fair market value at that date as determined by the Board. Participation by each option holder was voluntary.

The following table summarizes information about stock options outstanding at December 31,1997:

                               Options Outstanding             Options Exercisable
                    ---------------------------------------   ----------------------
                                    Weighted       Weighted    Weighted     Weighted
                      Shares         Average       Average      Shares      Average
     Range of       Outstanding    Contractual     Exercise   Exercisable   Exercise
  Exercise Prices   at 12/31/97   Remaining Life    Price     at 12/31/97    Price
------------------  -----------   --------------   --------   -----------   --------
 $ 0.08 to $ 0.63      578,048        7.39         $ 0.4195     389,197     $ 0.3738
 $ 1.17 to $ 1.95      580,670        7.94           1.6410     402,761       1.6592
 $ 4.67 to $ 7.00       99,005        9.18           5.4049      39,403       5.8608
 $ 8.13 to $ 9.50      652,000        9.47           8.8663     110,666       9.3135
 $ 9.63 to $10.50      167,500        9.96           9.6354         583      10.5000
 $12.75 to $17.00       46,151        9.82          13.3625       6,651      17.0000


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

Had the Company used the fair value methodology for determining compensation expense, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below (in thousands, except per share data):

                                                1997          1996          1995
                                             ----------    ----------    ----------
                                             (Restated)
Net income (loss) - as reported              $     431     $  1,263      $  (3,611)
Net income (loss)- pro forma                 $  (1,496)    $    714      $  (3,853)
Diluted net income (loss) per common
  share - as reported                        $     .03     $   0.10      $   (0.33)
Diluted net income (loss) per common
  share - pro forma                          $    (.10)    $   0.05      $    (.35)


The effect of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                SUMMIT DESIGN, INC.

13.   INCOME TAXES:

The provision (benefit) for income taxes consists of the following (in thousands):

                                                Years Ended December 31,
                                             -----------------------------
                                              1997        1996       1995
                                             ------      ------     ------
                                           (Restated)
Current:
  Federal. . . . . . . . . . . . . . . .    $  765      $   26     $ -
  State. . . . . . . . . . . . . . . . .       426           4          1
  Foreign. . . . . . . . . . . . . . . .       468         225        399
                                             ------      ------     ------
                                             1,659         255        400
                                             ------      ------     ------
Deferred:
  Federal. . . . . . . . . . . . . . . .      (486)       (373)      -
  State. . . . . . . . . . . . . . . . .        14         (27)      -
  Foreign. . . . . . . . . . . . . . . .      (247)       (100)      -
                                             ------      ------     ------
                                              (719)       (500)      -
                                             ------      ------     ------
                                            $  940      $ (245)    $  400
                                             ------      ------     ------
                                             ------      ------     ------

The difference between the effective income tax rate and the statutory U.S. federal income tax rate is as follows (in thousands):

                                                            Years Ended December 31,
                                                         -----------------------------
                                                          1997        1996       1995
                                                         ------      ------     ------
                                                       (Restated)
Tax provision (benefit) at statutory rate. . . .      $   (452) $    826   $   (907)
In-process research and development. . . . . . .         3,974         -          -
Amortization of goodwill . . . . . . . . . . . .           101
Expense for contingent shares. . . . . . . . . .           282
Alternative minimum tax. . . . . . . . . . . . .           -            26        -
Foreign withholding taxes. . . . . . . . . . . .           221         225        399
Increase (decrease) in valuation allowance . . .        (3,288)       (964)     1,503
Utilization of net operating losses. . . . . . .          (104)       (545)       -
Other. . . . . . . . . . . . . . . . . . . . . .          (210)        183       (596)
State. . . . . . . . . . . . . . . . . . . . . .           416           4          1
                                                      --------    --------   --------
                                                      $    940    $   (245)  $    400
                                                      --------    --------   --------
                                                      --------    --------   --------

The tax provision (benefit) at statutory rate is calculated based on U.S. income and does not include tax on earnings from foreign operations. Tax on earnings from foreign operations is included in foreign income and withholding taxes.

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

The approximate effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                              December 31,
                                          -------------------
                                            1997        1996
                                          -------     -------
                                        (Restated)
Deferred tax assets:
     Federal and state net operating
       loss carryforwards. . . . . . . .  $   548     $ 3,037
     Foreign operating loss
       carryforwards . . . . . . . . . .      563         701
     Research and experimentation
       credit carryforwards. . . . . . .      313         263
     Foreign tax credit carryforwards. .      727         711
     Other deferred tax items. . . . . .      773       1,133
                                          -------     -------
       Total deferred tax assets . . . .    2,924       5,845
     Less valuation allowances . . . . .     (563)     (5,018)
                                          -------     -------
       Net deferred tax assets . . . . .    2,361         827
                                          -------     -------
Deferred tax liabilities:
     Other deferred tax items. . . . . .   (2,139)       (327)
                                          -------     -------
     Total deferred tax liabilities. . .   (2,139)       (327)
                                          -------     -------
                                          $   222     $   500
                                          -------     -------
                                          -------     -------
Net deferred income taxes:
     Current . . . . . . . . . . . . . .  $ 1,209     $    --
     Deferred  . . . . . . . . . . . . .     (987)        500
                                          -------     -------
       Net deferred taxes. . . . . . . .  $   222     $   500
                                          -------     -------
                                          -------     -------

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

                                SUMMIT DESIGN, INC.

14.   RECONCILIATION OF EARNINGS PER SHARE

The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share data):

                                                      December 31,
                                            1997         1996         1995
                                          --------     --------     --------
                                         (Restated)
Numerator:
   Net income (loss)                     $     431    $   1,263    $  (3,611)

Denominator:
   Denominator for basic earnings per
   share weighted average shares            14,403       12,240       11,085

   Effect of dilutive securities:
     Employee stock options                    999        1,003           --

   Denominator for diluted earnings
     per share                              15,402       13,243       11,085
                                          --------     --------     --------
                                          --------     --------     --------
Net income (loss) per share - basic      $    0.03    $    0.10    $   (0.33)
                                          --------     --------     --------
                                          --------     --------     --------
Net income (loss) per share - diluted    $    0.03    $    0.10    $   (0.33)
                                          --------     --------     --------
                                          --------     --------     --------

Options to purchase 663,000 shares of common stock at various prices were outstanding during 1995, but were not included in the computation of diluted EPS because their effect on EPS for the year ended December 31, 1995 would have been anti-dilutive.

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

                                SUMMIT DESIGN, INC.

16.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Supplemental cash flow information is as follows:

                                                 Year ended December 31
                                                 ----------------------
                                             1997          1996         1995
                                           --------      --------     --------
                                          (Restated)
Cash paid for interest                     $     11      $  111       $  195
Cash paid for income taxes                 $    175      $  254       $    1

Noncash investing and financing activities:
  Equipment acquired under capital leases       -        $   23       $  170
  Conversion of preferred stock to
    common stock                                -        $   91           -
Acquisition of Simulation Technologies:
  In-process technology                    $ 11,689          -            -
  Purchased technology, intangibles
    and goodwill                           $ 10,225          -            -
  Property and other assets acquired       $    941          -            -
  Deferred revenue assumed                 $ (1,460)         -            -
  Other liabilities assumed                $   (707)         -            -
  Common stock issued                      $(15,550)         -            -
Sale of TDS product line
  Property and other assets sold           $   (369)         -            -
  Deferred revenue sold                    $  1,213          -            -
  Other liabilities sold                   $     64          -            -


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

18.   BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS:

The Company operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region outside the United States that constitutes more than 10% of the Company's total revenue is as follows (in thousands):

                                               Years Ended December 31,
                                               -----------------------
                                            1997        1996        1995
                                           ------      ------      ------
     Europe. . . . . . . . . . . . . . .   $3,582      $3,294      $2,115
     Asia Pacific. . . . . . . . . . . .    7,020       6,855       5,447

As a Percentage of Total Revenue:. . . .
     Europe. . . . . . . . . . . . . . .     11.4%       16.2%       14.8%
     Asia Pacific. . . . . . . . . . . .     22.3%       33.8%       38.1%


                                SUMMIT DESIGN, INC.

During 1997 one customer accounted for 28.6% of total revenue. In 1996, no single customer accounted for more than 10% of total revenue. Sales through a single distributor accounted for 12.0%, 14.6% and 12.5% of the Company's total revenue in 1997, 1996 and 1995, respectively. Foreign operations of Summit Design (EDA) Ltd. accounted for less than 10% of total revenue of the Company in each of the three years in the period ended December 31, 1997. Identifiable assets of the Company's Israeli subsidiary were less than 10% of total assets at December 31, 1997.

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

20.  SUBSEQUENT EVENTS --(UNAUDITED):

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

On September 20, 1998, the Company entered into a definitive agreement to merge with OrCAD, Inc., (OrCAD) a publicly traded software company headquartered in Beaverton, Oregon under which the Company will acquire OrCAD. Each share of OrCAD Common Stock, including shares reserved for issurance upon exercise of OrCAD options which will be assumed by the Company will be exchanged for 1.05 shares of Summit Common Stock upon closing of the transaction. The Company intends to account for this acquisition as a pooling-of-interests. On February 1, 1999 the proposed acquisition was terminated.

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

(a)(3)    EXHIBITS

Exhibit No.
----------
** 2.1    Agreement and Plan of Reorganization dated as of February 17, 1997.
          (2)
** 2.2 Asset Purchase Agreement between the Registrant, Credence Systems Corporation and Test Systems, Strategies, Inc., dated as of May 19, 1997. (3)
** 2.3 Agreement and Plan of Reorganization between the Registrant, Star Acquisition, Inc. and Simulation Technologies Corp. dated as of September 5, 1997. (6)
** 3.1    Amended and Restated Certificate of Incorporation. (1)
** 3.2    Amended and Restated Bylaws. (5)
** 4.1    Specimen Common Stock Certificate of Company. (1)
** 4.2 Investors' Rights Agreement between the Registrant and the parties named therein dated February 10, 1994, as amended. (1)
**10.1 Form of Indemnification Agreement between Registrant and its executive officers and directors. (1)
**10.2*   1994 Stock Plan, as amended. (1)
**10.3*   1996 Employee Stock Purchase Plan. (1)
**10.4*   1996 Director Option Plan. (1)
**10.5* Employment Agreement between the Registrant and Larry J. Gerhard dated as of August 1, 1997.
**10.6* Employment Agreement between the Registrant and C. Albert Koob dated October 21, 1995. (1)
**10.7* Employment Agreement between the Registrant and Richard Davenport dated September 9, 1997.
**10.8* Employment Agreement between the Registrant and Arthur Fletcher dated July 1, 1996.
**10.9* Employment Agreement between the Registrant and Eric Benhayoun dated October 31, 1994.(1)
**10.10*  Employment Agreement between the Registrant and Moshe Guy dated as of July 1, 1997.
**10.11*  Employment Agreement between the Registrant and Joseph Masarich dated as of December 22, 1997.
**10.12+ Software OEM License Agreement between the Registrant, Test System Strategies, Inc. and Credence Systems Corporation dated May 19,
          1997. (5)
**10.13 Lease Agreement between the Registrant and Petula Associates Ltd. and Koll Creekside Associates II dated October 26, 1993, as amended. (1)
**10.14 Sublease Agreement, dated as of January 1993 between DCL Technologies, Ltd. and SEE Technologies, Ltd. (1)
**10.15 Bank Line of Credit Agreement between Registrant and U.S. National Bank of Oregon dated June 24, 1997. (7)
**10.16+ Joint Venture Agreement between Summit Design Israel, Inc. and Anam S&T Co., Ltd. dated March 21, 1996. (1)
**10.17+ Distributor Agreement between the Registrant and Seiko Instruments, Inc., dated February 1, 1996. (1)
**10.18+ Distributor Agreement between the Registrant and ATE Service Co., Ltd., dated October 23, 1995, and amended as of April 9, 1996. (1)
**10.19++ Amendment to the Distributor Agreement between the Registrant and
          Seiko Instruments, Inc.
**10.20 Loan Agreement between the Registrant and Moshe Guy dated May 20, 1997. (5)
**10.21 Loan Agreement between the Registrant and Dasys, Inc. dated July 26, 1997. (7)
**10.22* TriQuest Design Automation, Inc. 1995 Stock Option Plan and form of agreement thereto. (4)
**10.23* Simulation Technologies Corp. 1994 Stock Option Plan and form of agreement thereto. (8)
**10.24*  1997 NonStatutory Stock Option Plan and form of agreement thereto. (9)
**10.25 Promissory Notes between the Registrant and John DiFerdinado dated July 15, 1997.
**10.26* Employment Agreement between the Registrant and John DiFerdinando dated as of April 15, 1997.
**16.1    Letter re Change in Certifying Accountant. (1)
**21.1    List of Subsidiaries.
  23.1    Consent of PricewaterhouseCoopers L.L.P.
**24.1    Power of attorney, see page 66.
  27.1    Financial Data Schedule.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-06445) as declared effective by the Securities and Exchange Commission October 17, 1996.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 28, 1997.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 11, 1997.
(4) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-32551) as filed on July 31, 1997.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 9, 1997.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(8) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-47481) as filed on March 6, 1998.
(9) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-47545) as filed on March 9, 1998.
 +   Documents for which confidential treatment has been granted.
 ++  Document for which confidential treatment has been requested.
 *   Indicates management compensatory plan, contract or arrangement.
**   Previously filed.

b)  REPORTS ON FORM 8-K

No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1997.

(c)  EXHIBITS

     See Item 14(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 1999.
                              SUMMIT DESIGN, INC.

                              By:   /s/ C. ALBERT KOOB
                                    -------------------------------------
                                    C. Albert Koob
                                    Vice President - Finance,
                                    Chief Financial Officer and
                                    Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                        Title                    Date
 ---------------------------    ---------------------------    --------------

            *                   Chairman of the Board,         March 15, 1999
 ---------------------------    President and Chief
    Larry J. Gerhard            Executive Officer
                                (Principal Executive
                                Officer)

 /s/ C. ALBERT KOOB             Vice President - Finance,      March 15, 1999
 ---------------------------    Chief Financial Officer and
    C. Albert Koob              Secretary (Principal
                                Financial and Accounting
                                Officer)

            *                   Director                       March 15, 1999
 ---------------------------
    Amihai Ben-David

            *                   Director                       March 15, 1999
 ---------------------------
    William V. Botts

            *                   Director                       March 15, 1999
 ---------------------------
    Steven P. Erwin

            *                   Director                       March 15, 1999
 ---------------------------
    Barbara M. Karmel


* By /s/ C. ALBERT KOOB
     --------------------
       C. Albert Koob
       As Attorney-in-Fact

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


                    REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Summit Design, Inc.:

Our report on the consolidated financial statements of Summit Design, Inc. and subsidiaries (as restated) is included on page 41 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          PricewaterhouseCoopers LLP


Portland, Oregon
January 30, 1998, except as to Notes 1 and 5, as to which the date is December 24, 1998 and Note 20 as to which the date is September 20, 1998.