Form 10-Q/A
period 1998-03-31
SUMMIT DESIGN INC
filed 1999-03-16
CIK 925072

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

                                                                        3/31/98

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

Items 1, 3, 4 and 5  Not Applicable

Signature

Exhibit Index

Restatement of Financial Statements and Changes to Certain Information

The Registrant previously announced that it would revise the accounting treatment of its September 1997 acquisition of Simulation Technologies Corp. in response to comments received from the Securities and Exchange Commission. Accordingly, this Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998 for the purpose of restating financial information and related disclosures for the three month period ended March 31, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                                SUMMIT DESIGN, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                                   March 31, 1998  December 31, 1997
                                                   --------------  -----------------
                                                     (Restated)       (Restated)
                                                     (Unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents                            $  20,402      $  19,973
  Accounts receivable, net                                 5,399          5,131
  Prepaid expenses and other                                 445            540
  Deferred income taxes                                    1,214          1,209
                                                       ---------      ---------
    Total current assets                                  27,460         26,853

Furniture and equipment, net                               2,897          2,698
Intangibles, net                                           4,896          5,571
Goodwill, net                                              3,305          3,493
Deposits and other assets                                  1,026          1,055
                                                       ---------      ---------
    Total assets                                       $  39,584      $  39,670
                                                       ---------      ---------
                                                       ---------      ---------
                    LIABILITIES
Current liabilities:
  Long-term debt, current portion                         $  134         $  134
  Capital lease obligation, current portion                   46             49
  Accounts payable                                         1,259          1,211
  Accrued liabilities                                      4,921          5,182
  Deferred revenue                                         5,312          5,674
                                                       ---------      ---------
    Total current liabilities                             11,672         12,250

Long-term debt, less current portion                         192            194
Capital lease obligations, less current portion               31             43
Deferred revenue, less current portion                       190              -
Deferred taxes                                               941            987
                                                       ---------      ---------
    Total liabilities                                     13,026         13,474
                                                       ---------      ---------

Commitments and contingencies

               STOCKHOLDERS' EQUITY
Common stock, $.01 par value.  Authorized 30,000
shares; issued and outstanding 16,049 shares at
March 31, 1998 and 15,841 shares at
December 31, 1997                                            161            159
Additional paid-in capital                                52,700         51,412
Treasury stock, at cost, 1,102 shares at
March 31, 1998 and 939 shares at December 31, 1997       (13,885)       (11,555)
Accumulated deficit                                      (12,418)       (13,820)
                                                       ---------      ---------
    Total stockholders' equity                            26,558         26,196
                                                       ---------      ---------
      Total liabilities and stockholders' equity       $  39,584      $  39,670
                                                       ---------      ---------
                                                       ---------      ---------

     The accompanying notes are an integral part of the condensed consolidated financial statements

                                SUMMIT DESIGN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1998       1997
                                                      --------   --------
                                                     (Restated)
     Revenue:
          Product licenses                            $  8,201   $  4,896
          Maintenance and services                       2,064      1,482
          Other                                             92        142
                                                      --------   --------
          Total revenue                                 10,357      6,520

     Cost of revenue:
          Product licenses                                 193        185
          Maintenance and services                         225        110
          Amortization of
           purchased technologies                          165          -
                                                      --------   --------
          Total cost of revenue                            583        295
                                                      --------   --------
          Gross profit                                   9,774      6,225
                                                      --------   --------
                                                      --------   --------
     Operating expenses:
          Research and development                       2,929      1,452
          Sales and marketing                            3,048      2,531
          General and administrative                     1,062      1,180
          Amortization of
           intangibles and goodwill                        698          -
                                                      --------   --------
          Total operating expenses                       7,737      5,163
                                                      --------   --------
                                                      --------   --------

     Income from operations                              2,037      1,062

     Interest expense                                       (1)        (7)
     Other income, net                                     289        218
                                                      --------   --------
     Income before income taxes                          2,325      1,273
     Income tax provision                                  923         80
                                                      --------   --------
     Net income                                       $  1,402   $  1,193
                                                      --------   --------
                                                      --------   --------
     Earnings per share:
         Basic                                         $  0.09    $  0.09
                                                      --------   --------
                                                      --------   --------
         Diluted                                       $  0.09    $  0.08
                                                      --------   --------
                                                      --------   --------
     Number of shares used computing earnings
         per share:
         Basic                                          14,910     13,902
                                                      --------   --------
                                                      --------   --------
         Diluted                                        16,190     14,829
                                                      --------   --------
                                                      --------   --------

     The accompanying notes are an integral part of the condensed consolidated financial statements

                                SUMMIT DESIGN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          1998       1997
                                                        --------   -------
                                                       (Restated)
Cash flows from operating activities:
  Net income                                            $  1,402   $  1,193
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                         1,117        207
     Amortization of future contingent share liability       550          -
     Loss on asset disposition                                 -          1
     Deferred taxes                                          (51)         -
     Changes in assets and liabilities:
       Accounts receivable                                  (268)      (322)
       Prepaid expenses and other                             95        (22)
       Accounts payable                                       49        409
       Accrued liabilities                                  (261)       (96)
       Deferred revenue                                     (172)      (918)
       Other, net                                            153         23
                                                       ---------   --------
  Net cash provided by operating activities                2,614        475
                                                       ---------   --------
Cash flows from investing activities:
  Additions to furniture and equipment                      (452)      (252)
  Notes receivable from related parties, net                (125)       (75)
                                                       ---------   --------
  Net cash used in investing activities                     (577)      (327)
                                                       ---------   --------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs            288         14
  Tax benefit of option exercises                            450          -
  Payments to acquire treasury stock                      (2,329)         -
  Principal payments of debt obligations                      (2)       (77)
  Principal payments of capital lease obligations            (15)       (35)
                                                       ---------   --------
  Net cash used in financing activities                   (1,608)       (98)
                                                       ---------   --------
  Increase in cash and cash equivalents                      429         50
Cash and cash equivalents, beginning of period            19,973     19,801
                                                       ---------   --------
Cash and cash equivalents, end of period               $  20,402  $  19,851
                                                       ---------   --------
                                                       ---------   --------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                  $  1       $  9
  Income taxes                                               547         38

     The accompanying notes are an integral part of the condensed consolidated financial statements

                                SUMMIT DESIGN, INC.
                Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Summit Design, Inc. ("Summit" or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1997 1996 and 1995 included in the Company's Form 10-K/A filed for December 31, 1997.

After discussion with the staff of the Securities and Exchange Commission (the "staff") the condensed consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of Simulation Technologies Corp. "SimTech".

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

The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three months ended March 31, 1998 is as follows (in thousands except per share amounts, unaudited):

                                        Three Months Ended
                                           March 31, 1998
Statements of Operations:            As Reported       Restated
                                     -----------       --------
Cost of revenues                        $  505           $  583
Gross margin                             9,852            9,774
Operating expenses                       6,525            7,737
Income from operations                   3,327            2,037
Net income                               2,637            1,042
Net income per share
          Basic                         $ 0.18           $ 0.09
          Diluted                       $ 0.16           $ 0.09

                                      March 31, 1998           December 31, 1997
Balance Sheets:                   As Reported   Restated    As Reported   Restated
                                  -----------   --------    -----------   --------
Noncurrent assets                   $  5,977    $ 12,124      $  5,908    $ 12,817
Total assets                          33,437      39,584        32,761      39,670
Deferred tax liability                     0         941             0         987
Accumulated deficit                  (17,512)     (9,202)      (20,126)    (13,820)
Total shareholders' equity            21,297      26,558        20,275      26,196

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

3.   BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
                                               (Unaudited)
Accounts Receivable:
     Trade receivables                             $  5,991          $  5,723
     Less allowance for doubtful accounts              (592)             (592)
                                              --------------   --------------
                                                   $  5,399          $  5,131
                                              --------------   --------------
                                              --------------   --------------

Furniture and equipment:
     Office furniture equipment                      $  627            $  596
     Computer equipment                               4,004             3,585
     Leasehold improvements                              69                66
                                              --------------   --------------
                                                      4,700             4,247
Less: accumulated depreciation and
  amortization                                       (1,803)           (1,549)
                                              --------------   --------------
                                                   $  2,897          $  2,698
                                              --------------   --------------
                                              --------------   --------------

Accrued expenses:
     Payroll and related benefits                  $  2,769          $  2,862
     Sales and marketing                                547               435
     Accounting and legal                               286               260
     Federal and state income taxes payable             795               819
     Sales taxes payable                                 68               114
     Other                                              456               692
                                              --------------   --------------
     Total accrued expenses                        $  4,921          $  5,182
                                              --------------   --------------
                                              --------------   --------------

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

                                                               March 31,
                                                         ---------------------
                                                             1998       1997
                                                         ---------------------
                                                         (Restated)
           Numerator:
             Net income                                    $  1,402   $  1,193
                                                           --------   --------
                                                           --------   --------
           Denominator:
             Denominator for basic earnings per share
                weighted average shares                      14,910     13,902

             Effect of dilutive securities:
                Employee stock options                        1,280        927
                                                           --------   --------

             Denominator for diluted earnings per share      16,190     14,829
                                                           --------   --------
                                                           --------   --------

           Net income per share - basic                     $  0.09    $  0.09
                                                           --------   --------
                                                           --------   --------

           Net income per share - diluted                   $  0.09    $  0.08
                                                           --------   --------
                                                           --------   --------

5. SUBSEQUENT EVENT

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

After discussion with the staff of the Securities and Exchange Commission (the "staff") the condensed consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of SimTech.

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

Summit released the commercial version of the V-CPU hardware/software coverification product in the first quarter of 1998, consistent with expectations at the time of the acquisition. A market requirement for extensive embedded system component interfaces called bus functional models ("BFM") and instruction set simulators ("ISS") was underestimated in the introduction schedule and has caused delays in initial sales of the product. Summit introduced the HDL Score product in the second quarter of 1998, approximately four months later than originally anticipated, due to delays in completing the control logic support functionality that was essential for product introduction to take place. For 1998, the Company estimates that revenues from the sales of the products acquired in connection with the SimTech acquisition will fall short of forecast by 10%. (2) The Company's forecast of revenues for 1999 reflects that the shortfall of revenues in 1998 related to HDL Score will be realized in 1999 and that V-CPU will have revenues that are approximately 50% of those originally estimated due to the delays in availability of BFM's and ISS's. (2) Although these delays affected the timing of the realization of revenue from these products as originally estimated by Summit, Summit believes the aggregate revenue streams originally anticipated from these products will be realized and that there has been no material change in expected return on investment related to these products.
(2) However, there can be no assurance that Summit will realize revenue for V-CPU and HDL Score in the amounts estimated, and actual revenue realized from either or both of these products may be significantly lower than expected. (1)

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


                                           Three Months Ended
                                                 March 31,
                                          --------------------
                                            1998        1997
                                          --------    --------
                                         (Restated)
Revenue:
     Product licenses                         79.2%       75.1%
     Maintenance and services                 19.9        22.7
     Other                                     0.9         2.2
                                          --------    --------
     Total revenue                           100.0       100.0
Cost of revenue:
     Product licenses                          1.8         2.8
     Maintenance and services                  2.2         1.7
     Amortization of
      developed technologies                   1.6           -
                                          --------    --------
     Total cost of revenue                     5.6         4.5
                                          --------    --------
     Gross profit                             94.4        95.5
Operating expenses:
     Research and development                 28.3        22.3
     Sales and marketing                      29.4        38.8
     General and administrative (a)           10.3        18.1
     Amortization of intangibles
      and goodwill                             6.7           -
                                          --------    --------
     Total operating expenses                 74.7        79.2
                                          --------    --------
                                          --------    --------
Income from operations                        19.7        16.3
Other income (expense), net                    2.7         3.2
                                          --------    --------
Income before income taxes                    22.4        19.5
Income tax provision                           8.9         1.2
                                          --------    --------
Net income                                    13.5%       18.3%
                                          --------    --------
                                          --------    --------

(a) General and administrative expenses for the three months ended March 31, 1997 include a one-time charge of $379,000 (5.8% of revenue) for costs relating to the acquisition of TriQuest.

TOTAL REVENUE

Total revenue increased by 58.8% from $6.5 million for the three months ended March 31, 1997 to $10.4 million for the three months ended March 31, 1998. Sales through one distributor accounted for 17.3% and 15.8% of the Company's total revenue for the three months ended March 31, 1998 and 1997, respectively. Sales to CSC accounted for 31.2% of the Company's total revenue for the three month period ended March 31, 1998. Such revenue included $2.9 million of Visual Testbench license sales made pursuant to the Company's contract with CSC. See "Overview." No customer accounted for more than 10% of the Company's total revenue for the three months ended March 31, 1997.

REVENUE

PRODUCT LICENSES

The Company's product licenses revenue is derived from license fees from the Company's HLDA Plus products and additionally from Design to Test products through June 30, 1997. Product licenses revenue increased by 67.5% from $4.9 million for the three months ended March 31, 1997 to $8.2 million for the three months ended March 31, 1998. Due to the sale of the TDS product line in July of 1997, revenue from HLDA Plus products accounted for 100% of product licenses revenue for the three months ended March 31, 1998. During the three months ended March 31, 1997, HLDA Plus and Design to Test revenues accounted for 77.7% and 22.3% of product license revenue, respectively.

HLDA license revenue increased 115.8% from $3.8 million for the three months ended March 31, 1997 to $8.2 million for the three months ended March 31, 1998. The increase in HLDA license revenue over the same period in 1997 was primarily attributable to sales to a single customer, revenue from the Verification products portfolio that was not shipping in the comparable period in 1997, and growth in the installed base of HLDA customers. Sales to the single customer are expected to continue over the next seven quarters pursuant to contractual arrangements with the customer.(2)

MAINTENANCE AND SERVICES

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 39.3% from $1.5 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. The increase is primarily attributable to maintenance contracts for verification products acquired in the SimTech acquisition, a maintenance contract with one customer, an increase in the installed base of HLDA Plus customers over the previous comparable period, less a decrease of Design to Test maintenance revenue of $743,000, due to the sale of the TDS product line.

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

COST OF REVENUE

PRODUCT LICENSES

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. The cost of product licenses revenue increased 4.3% from $185,000 for the three months ended March 31, 1997 to $193,000 for the three months ended March 31, 1998. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 3.8% of product license revenue for the three months ended March 31, 1997 to 2.4% of product license revenue for the three months ended March 31, 1998. This decrease was primarily due to leveraging fixed costs across increased product license revenue.

MAINTENANCE AND SERVICES

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 104.5% from $110,000 for the three months ended March 31, 1997 to $225,000 for the three months ended March 31, 1998. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue increased from 7.4% for the three months ended March 31, 1997 to 10.9% for the three months ended March 31, 1998. The 3.5% increase in the cost of maintenance and services revenue as a percent of revenue for the three months ended March 31, 1998 over the same period in 1997 was primarily the result of the Company operating below forecasted staffing levels during the first half of 1997.

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $165,000 for the three months ended March 31, 1998.

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

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 101.7% from $1.5 million for the three months ended March 31, 1997 to $2.9 million for the three months ended March 31, 1998. As a percentage of total revenue, research and development expenses increased from 22.3% for the three months ended March 31, 1997 to 28.3% for the three months ended March 31, 1998. A significant amount of the increase was attributable to compensation expense in the amount of $550,000 for the three months ended March 31, 1998 recorded in connection with the Company's acquisition of SimTech in September 1997. The Company is recording $4.4 million of compensation expense for shares issued as part of the acquisition which are contingent upon continued employment and are expensed as the employment obligation lapses. The Company's research and development staff increased from 61 for the three months ended March 31, 1997 to 93 for the three months ended March 31, 1998. This increase is primarily attributable to the addition of 28 engineers through the acquisition of Simtech in September of 1997 and the hiring of 19 additional engineers, less a decrease of 15 engineers due to the sale of the TDS product line on in July of 1997. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue. (2)

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 20.4% from $2.5 million for the three months ended March 31, 1997 to $3.0 million for the three months ended March 31, 1998. The increase over 1997 was attributable to expenses related to the marketing of new products acquired with the purchase of SimTech and additional commissions directly related to the increase in gross sales over the comparable period in 1997. As a percentage of total revenue, sales and marketing expenses decreased from 38.8% for the three months ended March 31, 1997 to 29.4% for the three months ended March 31, 1998. The decrease as a percentage of revenue was primarily attributable to the increase in total revenue for 1998. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars.(2)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses decreased 10.0% from $1.2 million for the three months ended March 31, 1997 which includes a $379,000 one-time charge for costs associated with the acquisition of TriQuest, to $1.1 million for the three months ended March 31, 1998. Excluding this one-time charge, expenses increased by $261,000 (22.1%) for the three months ended March 31, 1998 as compared to the same period in the prior year. As a percentage of total revenue, excluding the one time charge for costs associated with the acquisition of TriQuest, general and administrative expenses decreased from 12.3% for the three months ended March 31, 1997 to 10.3% for the three months ended March 31, 1998. The decrease as a percentage of total revenue was attributable to the increase in total revenue in 1998. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.(2)

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of purchased technologies) and $3.8 million of goodwill as part of the SimTech acquisition, which are amortized to expense on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $698,000 for the three months ended March 31, 1998.

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

INCOME TAX PROVISION

The income tax provision increased from $80,000 for the three months ended March 31, 1997 to $923,000 for the three months ended March 31, 1998. The provision for the three months ended March 31, 1997 reflects an effective rate of 6.5% of taxable income and is comprised of federal alternative minimum tax and Israeli income taxes. In the first quarter of 1997, the Company utilized net operating loss carryforwards to offset a considerable portion of U.S. federal and state taxable income. The 1998 income tax provision reflects the Company's estimated consolidated tax rate for federal, state and foreign taxes of approximately 40% of taxable income. The difference between the Company's estimated effective rate and the statutory rate for the year ending December 31, 1998 is primarily due to an increased effective tax rate on U.S. income arising from non-deductible amortization of goodwill and non-deductible compensation expense associated with shares issued in connection with the acquisition of SimTech offset by reduced tax rates on the Company's income generated from operations in Israel.

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

EFFECTIVE CORPORATE TAX RATES

Prior to 1996, the Company had experienced losses for income tax purposes in the United States. The Company is now profitable in the United States and expects to pay income taxes at or near the statutory tax rate on its U.S. taxable earnings. The Company expects its effective tax rate on U.S. earnings to be in excess of the statutory rate for the foreseeable future due to non-deductible charges for goodwill and certain compensation charges associated with stock issued to certain shareholders in connection with the SimTech acquisition. As of December 31, 1997, the Company has recognized the benefit of its U.S. net operating loss carryforwards and tax credit carryforwards in their financial statements.

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

As of March 31, 1998, the Company had working capital of approximately $15.8 million.

Net cash generated by operating activities was approximately $2.6 million and $475,000 for the three months ended March 31, 1998 and 1997, respectively. Cash generated by operating activities resulted primarily from profitable operations and improved cash collections less the decrease in deferred revenue and accrued liabilities for the three months ended March 31, 1998 and primarily from profitable operations less a decrease in deferred revenue for the three months ended March 31, 1997.

Net cash used in investing activities was approximately $577,000 and $327,000 for the three months ended March 31, 1998 and 1997, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment and a loan to an independent software company for the three months ended March 31, 1998 and the acquisition of furniture and equipment and a loan to an employee for the three months ended March 31, 1997.

Net cash used by financing activities was approximately $1.6 million and $98,000 for the three months ended March 31, 1998 and 1997, respectively.
For the three months ended March 31, 1998 the use of cash was primarily from repurchasing 162,500 shares of the Company's common stock, less proceeds from the issuance of common stock and a tax benefit from option exercises. For the three months ended March 31, 1997, the use of cash was primarily for repayment of debt and capital lease obligations.

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

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 24%, 55%, 29%, 46% and 42% of the Company's revenue for the three months ended March 31, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made through distributors. The Company has also entered into a joint venture with Anam pursuant to which the joint venture corporation Summit Asia acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. Summit Asia has acted in such capacity since April 1, 1996. Prior to that date, Anam was an independent distributor of the Company's products. The Company is currently restructuring the ownership and responsibilities of Summit Asia. There can be no assurance that any restructuring would result in Summit Asia becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase. During the first quarter of 1997, the Company entered into a distribution agreement with ATE pursuant to which ATE was granted exclusive rights to sell, distribute and support Summit's Visual Testbench products within Japan until October 1998, subject to the Company's ability to terminate the relationship if ATE fails to meet quarterly sales objectives. The agreement may also be terminated by either party for breach. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its HLDA products in Japan with Seiko. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. In March 1997, the Company entered into a three-year distribution agreement with Kanematsu USA Inc. pursuant to which Kanematsu was granted exclusive distribution rights to sell, distribute and support certain verification products in Japan. For the three months ended March 31, 1998 and the year ended December 31, 1997, all sales of the Company's products in the Asia-Pacific region were through Seiko, Summit Asia, ATE and Kanematsu.

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

INTERNATIONAL SALES AND OPERATIONS

Approximately 32%, 53%, 34%, 50% and 52% of the Company's revenue for the three months ended March 31, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economics in the Asia Pacific Region have been experiencing adverse conditions which could adversely affect demand for the Company's products in such region.

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

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

         *10.15 Bank line of credit agreement between the Registrant and U.S. National Bank of Oregon dated April 30, 1998
          27.1     Financial Data Schedule

            *  Previously filed.

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

Date:     March 15, 1999

EXHIBIT INDEX

*EXHIBIT  10.15  Bank line of credit agreement between the Registrant and U.S. National Bank of Oregon dated April 30, 1998

 EXHIBIT  27.1   Financial Data Schedule

 EXHIBIT  27.2   Financial Data Schedule

*  Previously filed.