Form 10-Q/A
period 1998-06-30
SUMMIT DESIGN INC
filed 1999-03-16
CIK 925072

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                 (AMENDMENT NO. 2)

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

                                                                     6/30/98

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

Restatement of Financial Statements and Changes to Certain Information

The Registrant previously announced that it would revise the accounting treatment of its September 1997 acquisition of Simulation Technologies Corp. in response to comments received from the Securities and Exchange Commission. Accordingly, this Quarterly Report on Form 10-Q/A is being filed as Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1998 for the purpose of restating financial information and related disclosures for the three and six month periods ended June 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                                SUMMIT DESIGN, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                          June 30, 1998        December 31, 1997
                                                          -------------        -----------------
                                                           (Restated)             (Restated)
                                                           (Unaudited)
                  ASSETS
Current assets:
     Cash and cash equivalents.......................       $  24,768                $  19,973
     Accounts receivable, net........................           5,672                    5,131
     Prepaid expenses and other......................             323                      540
     Deferred income taxes...........................           1,268                    1,209
                                                          -------------        -----------------
          Total current assets.......................          32,031                   26,853

Furniture and equipment, net.........................           3,208                    2,698
Intangibles, net.....................................           4,220                    5,571
Goodwill, net........................................           3,118                    3,493
Deposits and other assets............................           1,649                    1,055
                                                          -------------        -----------------
               Total assets..........................       $  44,226                $  39,670
                                                          -------------        -----------------
                                                          -------------        -----------------

               LIABILITIES
Current liabilities:
     Note payable to bank............................       $       -                $       -
     Long-term debt, current portion.................             151                      134
     Capital lease obligation, current portion.......              42                       49
     Accounts payable................................           1,307                    1,211
     Accrued liabilities.............................           6,248                    5,182
     Deferred revenue................................           5,462                    5,674
                                                          -------------        -----------------
          Total current liabilities..................          13,210                   12,250

Long-term debt, less current portion.................             156                      194
Capital lease obligations, less current portion......              24                       43
Deferred revenue, less current portion...............             175                        -
Deferred taxes.......................................             965                      987
                                                          -------------        -----------------
          Total liabilities..........................          14,530                   13,474
                                                          -------------        -----------------

Commitments and contingencies

           STOCKHOLDERS' EQUITY
Common stock, $.01 par value.
Authorized 30,000 shares; issued and
outstanding 15,213 shares at June 30, 1998 and
15,841 shares at December 31, 1997..................              152                      159
Additional paid-in capital..........................           40,507                   51,412
Treasury stock, at cost, 939 shares at
December 31, 1997...................................                -                  (11,555)
Accumulated deficit.................................          (10,963)                 (13,820)
                                                          -------------        -----------------
          Total stockholders' equity................           29,696                   26,196
                                                          -------------        -----------------
               Total liabilities and stockholders'
                 equity............................         $  44,226                $  39,670
                                                          -------------        -----------------
                                                          -------------        -----------------

           The accompanying notes are an integral part of the consolidated financial statements

                                SUMMIT DESIGN, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                                         June 30                         June 30,
                                                 ------------------------         -------------------------
                                                   1998           1997               1998            1997
                                                 --------        --------         ---------       ---------
                                                (Restated)                       (Restated)
Revenue:
     Product licenses...................         $  8,574        $  5,611         $  16,775       $  10,507
     Maintenance and services...........            2,347           1,444             4,411           2,926
     Other..............................               91             125               183             267
                                                 --------        --------         ---------       ---------
          Total revenue.................           11,012           7,180            21,369          13,700

Cost of revenue:
     Product licenses...................              118             164               311             349
     Maintenance and services...........              279             142               504             252
     Amortization of purchased
      technologies......................              166               -               331               -
                                                 --------        --------         ---------       ---------
          Total cost of revenue.........              563             306             1,146             601
                                                 --------        --------         ---------       ---------
               Gross profit.............           10,449           6,874            20,223          13,099

Operating expenses:
     Research and development...........            2,978           1,675             5,907           3,127
     Sales and marketing................            3,258           2,584             6,306           5,115
     General and administrative.........            1,307             881             2,369           2,061
     Amortization of intangibles
      and goodwill......................              697                             1,395
                                                 --------        --------         ---------       ---------
          Total operating expenses......            8,240           5,140            15,977          10,303


Income from operations..................            2,209           1,734             4,246           2,796

Other income (expense), net.............              204             229               492             440
                                                 --------        --------         ---------       ---------
Income before income taxes..............            2,413           1,963             4,738           3,236
Income tax provision....................              958             100             1,881             180
                                                 --------        --------         ---------       ---------
Net income..............................         $  1,455         $ 1,863         $   2,857       $   3,056
                                                 --------        --------         ---------       ---------
                                                 --------        --------         ---------       ---------

Earnings per share:
          Basic.........................        $    0.10        $   0.13        $     0.19       $    0.22
                                                 --------        --------         ---------       ---------
                                                 --------        --------         ---------       ---------
          Diluted.......................        $    0.09        $   0.12        $     0.18       $    0.20
                                                 --------        --------         ---------       ---------
                                                 --------        --------         ---------       ---------
Number of shares used in computing
earnings per share:
          Basic.........................           15,058          14,167            14,984          14,137
          Diluted.......................           16,285          14,965            16,240          15,000

           The accompanying notes are an integral part of the consolidated financial statements

                                SUMMIT DESIGN, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       ------------------------------
                                                                          1998                 1997
                                                                       --------             ---------
                                                                       (Restated)
Cash flows from operating activities:
     Net income.................................................       $  2,857             $ 3,056
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization...........................          2,262                 403
        Amortization of future contingent share liability.......          1,100                   -
        Loss on asset disposition...............................              -                   1
        Deferred taxes..........................................            (81)                  -
        Equity in losses and elimination of intercompany
           profits of unconsolidated joint venture..............            350                   -
        Changes in assets and liabilities:
        Accounts receivable.....................................           (541)               (354)
        Prepaid expenses and other..............................            216                  47
        Accounts payable........................................             97                 155
        Accrued liabilities.....................................          1,066                 165
        Deferred revenue........................................            (37)               (370)
        Other, net..............................................            131                 104
                                                                       --------             -------
     Net cash provided by operating activities..................          7,420               3,207
                                                                       --------             -------
Cash flows from investing activities:
     Additions to furniture and equipment.......................         (1,045)               (751)
     Loan to joint venture......................................           (750)                  -
     Notes receivable, net......................................           (325)               (425)
                                                                       --------             -------
        Net cash used in investing activities...................         (2,120)             (1,176)
                                                                       --------             -------
Cash flows from financing activities:
     Issuance of common stock, net of issuance costs............          1,046                 303
     Tax benefit of option exercises............................            825                   -
     Payments to acquire treasury stock.........................         (2,329)                  -
     Principal payments of debt obligations.....................            (21)                (81)
     Principal payments of capital lease obligations............            (26)                (49)
                                                                       --------             -------
        Net cash (used in) provided by financing activities.....           (505)                173
                                                                       --------             -------
        Increase in cash and cash equivalents...................          4,795               2,204
Cash and cash equivalents, beginning of period..................         19,973              19,801
                                                                       --------             -------
Cash and cash equivalents, end of period........................       $ 24,768             $22,005
                                                                       --------             -------
                                                                       --------             -------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                       $      3             $     9
        Income taxes                                                        667                  38
Supplemental disclosure of non-cash financing activities:
      Retirement of treasury stock                                     $ 11,555             $     -

          The accompanying notes are an integral part of the consolidated financial statements

                                SUMMIT DESIGN, INC.
                     Notes to Consolidated Financial Statements
                                    (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Summit Design, Inc. ("Summit" or "the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995 included in the Company's Form 10-K/A filed for December 31, 1997.

After discussion with the staff of the Securities and Exchange Commission (the "staff") the condensed consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of Simulation Technologies Corp. ("SimTech").

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

The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and six months ended June 30, 1998 is as follows (in thousands except per share amounts, unaudited):


                                        Three Months Ended              Six Months Ended
                                           June 30, 1998                  June 30, 1998
Statements of Operations:        As Reported       Restated      As Reported       Restated
                                -------------      ---------     ------------     ----------
Cost of revenues                  $   484          $   563       $    989          $ 1,146
Gross margin                       10,528           10,449         20,380           20,223
Operating expenses                  7,029            8,240         13,554           15,977
Income from operations              3,499            2,209          6,826            4,246
Net income                          2,662            1,455          5,299            2,857
Net income per share
          Basic                     $0.18            $0.10          $0.35            $0.19
          Diluted                   $0.16            $0.09          $0.33            $0.18


                                           June 30, 1998               December 31, 1997
Balance Sheets:                  As Reported       Restated       As Reported     Restated
                                -------------      ---------     ------------     ----------
Noncurrent assets                  $ 6,788         $ 12,195        $ 5,908         $ 12,817
Total assets                        38,819           44,226         32,761           39,670
Deferred tax liability                   0              965              0              987
Accumulated deficit                (14,827)         (10,963)       (20,126)         (13,820)
Total shareholders' equity          25,116           29,696         20,275           26,196



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

                                SUMMIT DESIGN, INC.
                     Notes To Consolidated Financial Statements
                                    (Unaudited)

4.   BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                       June 30, 1998         December 31, 1997
                                                       -------------         -----------------
                                                        (Unaudited)

Accounts receivable:
     Trade receivables...........................          $   6,061             $    5,723
     Less allowance for doubtful accounts........               (389)                  (592)
                                                           ---------             ----------
                                                           $   5,672             $    5,131
                                                           ---------             ----------
                                                           ---------             ----------
Furniture and equipment:
     Office furniture equipment..................          $     930             $      596
     Computer equipment..........................              4,377                  3,679
     Leasehold improvements......................                 79                     66
                                                           ---------             ----------
                                                               5,386                  4,341
Less: accumulated depreciation and amortization..             (2,178)                (1,643)
                                                           ---------             ----------
                                                           $   3,208              $   2,698
                                                           ---------             ----------
                                                           ---------             ----------
Accrued expenses:
     Payroll and related benefits................         $    3,369              $   2,888
     Sales and marketing.........................                985                    435
     Accounting and legal........................                226                    260
     Federal and state income taxes payable......              1,260                    819
     Sales taxes payable.........................                 76                    114
     Other.......................................                332                    666
                                                           ---------             ----------
          Total accrued expenses.................         $    6,248              $   5,182
                                                           ---------             ----------
                                                           ---------             ----------

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

                                                   Three months ended        Six months ended
                                                         June 30,                June 30,
                                                   ------------------     --------------------
                                                      1998      1997         1998      1997
                                                   ---------  ---------   ---------   --------
 Numerator:
    Net income                                     $   1,455  $   1,863   $   2,857   $  3,056
                                                   ---------  ---------   ---------   --------
                                                   ---------  ---------   ---------   --------
 Denominator:
    Denominator for basic earnings per share
      weighted average shares                         15,058     14,167      14,984     14,137

    Effect of dilutive securities:
      Employee stock options                           1,227        798       1,256        863
                                                   ---------  ---------   ---------   --------

    Denominator for diluted earnings per share        16,285     14,965      16,240     15,000
                                                   ---------  ---------   ---------   --------
                                                   ---------  ---------   ---------   --------


 Net income per share - basic                      $    0.10  $    0.13   $    0.19  $    0.22
                                                   ---------  ---------   ---------   --------
                                                   ---------  ---------   ---------   --------

 Net income per share - diluted                    $    0.09  $    0.12   $    0.18  $    0.20
                                                   ---------  ---------   ---------   --------
                                                   ---------  ---------   ---------   --------

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

On September 9, 1997, the Company acquired SimTech, a company that develops and distributes hardware-software co-verification, code coverage and HDL debugging software. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of SimTech options assumed by the Company) was 1,256,800 shares of Summit common stock, 723,200 options to purchase Summit common stock and $3,875,000 in cash. The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations for the period from September 9, 1997 are included in the consolidated statements of operations. The purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition.

After discussion with the staff of the Securities and Exchange Commission (the "staff") the condensed consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of SimTech.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of revenue.

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                       June 30,
                                                            ---------------------          -------------------
                                                             1998           1997            1998          1997
                                                            ------         ------          ------        -----
                                                            (Restated)                    (Restated)
Revenue:
          Product licenses . . . . . . . . . . . .           77.9%          78.1%          78.5%          76.7%
          Maintenance and services . . . . . . . .           21.3           20.1           20.6           21.4
          Other. . . . . . . . . . . . . . . . . .            0.8            1.8            0.9            1.9
                                                            -----          -----          -----          -----
               Total revenue . . . . . . . . . . .          100.0          100.0          100.0          100.0
Cost of revenue:
          Product licenses . . . . . . . . . . . .            1.1            2.3            1.5            2.6
          Maintenance and services . . . . . . . .            2.5            2.0            2.4            1.8
          Amortization of developed technologies .            1.5              -            1.5              -
                                                            -----          -----          -----          -----
               Total cost of revenue . . . . . . .            5.1            4.3            5.4            4.4
                                                            -----          -----          -----          -----
               Gross profit. . . . . . . . . . . .           94.9           95.7           94.6           95.6

Operating expenses:
          Research and development . . . . . . . .           27.0           23.3           27.6           22.8
          Sales and marketing. . . . . . . . . . .           29.6           36.0           29.5           37.3
          General and administrative (a)(b). . . .           11.9           12.3           11.1           15.1
          Amortization of intangibles and
           goodwill. . . . . . . . . . . . . . . .            6.3                           6.5              -
                                                            -----          -----          -----          -----
               Total operating expenses. . . . . .           74.8           71.6           74.7           75.2
                                                            -----          -----          -----          -----
Income from operations . . . . . . . . . . . . . .           20.1           24.1           19.9           20.4
Other income (expense), net. . . . . . . . . . . .            1.8            3.2            2.3            3.2
                                                            -----          -----          -----          -----
Income before income taxes . . . . . . . . . . . .           21.9           27.3           22.2           23.6
Income tax provision . . . . . . . . . . . . . . .            8.7            1.4            8.8            1.3
                                                            -----          -----          -----          -----
Net income . . . . . . . . . . . . . . . . . . . .           13.2%          25.9%          13.4%          22.3%
                                                            -----          -----          -----          -----
                                                            -----          -----          -----          -----

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

COST OF REVENUE

PRODUCT LICENSES

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. The cost of product licenses revenue decreased 28.0% from $164,000 for the three months ended June 30, 1997 to $118,000 for the three months ended June 30, 1998, and decreased 10.9% from $349,000 for the six months ended June 30, 1997 to $311,000 for the six months ended June 30, 1998. This decrease is primarily attributable to amortization of purchased technology included in the three and six months ended June 30, 1998 relating to the purchase of SimTech in September of 1997. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 2.9% of product licenses revenue for the three months ended June 30, 1997 to 1.4% of product licenses revenue for the three months ended June 30, 1998, and decreased from 3.3% of product licenses revenue for the six months ended June 30, 1997 to 1.9% of product licenses revenue for the six months ended June 30, 1998. This decrease was primarily due to leveraging fixed costs across increased product licenses revenue.

MAINTENANCE AND SERVICES

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support consulting and training classes offered to purchasers of the Company's products, increased 96.5% from $142,000 for the three months ended June 30, 1997 to $279,000 for the three months ended June 30, 1998, and increased 100.0% from $252,000 for the six months ended June 30, 1997 to $504,000 for the six months ended June 30, 1998. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue increased from 9.8% for the three months ended June 30, 1997 to 11.9% for the three months ended June 30, and increased from 8.6% for the six months ended June 30, 1997 to 11.4% for the six months ended June 30, 1998. This increase as a percentage of maintenance and services revenue for the three and six months ended June 30, 1998 is due to the Company operating at below forecasted staffing levels during the first half of 1997.

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $166,000 and $331,000 for the three and six months ended June 30, 1998.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 77.8% from $1.7 million for the three months ended June 30, 1997 to $3.0 million for the three months ended June 30, 1998 and increased 88.9% from $3.1 million for the six months ended June 30, 1997 to $5.9 million for the six months ended June 30, 1998. A significant amount of the increase was attributable to compensation expense in the amount of $550,000 and $1.1 million for the three and six months ended June 30, 1998 recorded in connection with the Company's acquisition of SimTech in September 1997. The Company is recording $4.4 million of compensation expense for shares issued as part of the acquisition which are contingent upon continued employment and are expensed as the employment obligation lapses. The Company's research and development staff increased from 64 at June 30, 1997 to 95 at June 30, 1998. This increase is primarily attributable to the addition of 28 engineers through the acquisition of SimTech in September of 1997 and the hiring of 18 additional engineers, less a decrease of 15 engineers due to the sale of the TDS product line in July of 1997. As a percentage of total revenue, research and development expenses increased from 23.3% for the three months ended June 30, 1997 to 27.0% for the three months ended June 30, 1998, and increased from 22.8% for the six months ended June 30, 1997 to 27.6% for the six months ended June 30, 1998. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue.(1)

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 26.1% from $2.6 million for the three months ended June 30, 1997 to $3.3 million for the three months ended June 30, 1998 and increased 23.3% from $5.1 million for the six months ended June 30, 1997 to $6.3 million for the six months ended June 30, 1998. The increase over 1997 was attributable to expenses related to the marketing of new products acquired with the purchase of SimTech and additional commissions directly related to the increase in gross sales over the comparable period in 1997. As a percentage of total revenue, sales and marketing expenses decreased from 36.0% for the three months ended June 30, 1997 to 29.6% for the three months ended June 30, 1998, and decreased from 37.3% for the six months ended June 30, 1997 to 29.5% for the six months ended June 30, 1998. The decrease as a percentage of revenue was primarily attributable to the increase in total revenue for 1998. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars.(1)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 48.4% from $881,000 for the three months ended June 30, 1997, to $1.3 million for the three months ended June 30, 1998, which includes a $227,000 one-time charge for costs associated with the acquisition of ProSoft, and increased 14.9% from $2.1 million for the six months ended June 30, 1997, which includes $379,000 one-time charge for costs associated with the acquisition of TriQuest, to $2.4 million for the six months ended June 30, 1998, which includes a $227,000 one-time charge for costs associated with the acquisition of ProSoft. Excluding one-time charges, expenses increased by $199,000 (22.6%) for the three months ended June 30, 1998 and $460,000 (27.3%) for the six months ended June 30, 1998, as compared to the same period in the prior year. As a percentage of total revenue, excluding the one time charges, general and administrative expenses decreased from 12.3% for the three months ended June 30, 1997 to 9.8% for the three months ended June 30, 1998, and decreased from 12.3% for the six months ended June 30, 1997 to 10.0% for the six months ended June 30, 1998. The decrease as a percentage of total revenue was attributable to the increase in total revenue in 1998. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.(1)

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of purchased technologies) and $3.8 million of goodwill as part of the SimTech acquisition which are being amortized to expense on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $697,000 and $1.4 million for the three and six months ended June 30, 1998.

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

INCOME TAX PROVISION

The income tax provision increased from $100,000 for the three months ended June 30, 1997 to $1.0 million for the three months ended June 30, 1998 and from $180,000 for the six months ended June 30, 1997 to $1.9 million for the six months ended June 30, 1998. The provision for the three and six months ended June 30, 1997 reflects an effective rate of 6.5% of taxable income and is comprised of federal alternative minimum tax and Israeli income taxes. In the first and second quarters of 1997, the Company utilized net operating loss carryforwards to offset a considerable portion of U.S. federal and state taxable income. The 1998 income tax provision reflects the Company's expected, annualized consolidated tax rate for federal, state and foreign taxes of approximately 40% of taxable income. The difference between the Company's expected effective rate and the statutory rate for the year ending December 31, 1998 is primarily due to an increased effective tax rate on U.S. income arising from non-deductible amortization of goodwill and non-deductible compensation expense associated with shares issued in connection with the acquisition of SimTech offset by reduced tax rates on the Company's income generated from operations in Israel.

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

EFFECTIVE CORPORATE TAX RATES

Prior to 1996, the Company had experienced losses for income tax purposes in the United States. The Company is now profitable in the United States and expects to pay income taxes at or near the statutory tax rate on its U.S. taxable earnings. The Company expects its effective tax rate on U.S. earnings to be in excess of the statutory rate for the foreseeable future due to non-deductibe charges for goodwill and certain compensation charges associated with stock issued to certain shareholders in connection with the SimTech acquisition. As of December 31, 1997, the Company had recognized the benefit of its U.S. net operating loss carryforwards and tax credit carryforwards in its financial statements.

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

As of June 30, 1998, the Company had working capital of approximately $18.8 million.

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

INTERNATIONAL SALES AND OPERATIONS

Approximately 35%, 45%, 34%, 50% and 52% of the Company's revenue for the six months ended June 30, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to sales made outside the United States. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economics in the Asia Pacific Region have been experiencing adverse conditions which could adversely affect demand for the Company's products in such region.

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

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

              *10.27 Shareholders Agreement between the Registrant and Summit Design Asia, Ltd. dated May 12, 1998.
              *10.28     Shareholders Agreement between the Registrant and
                         Asia Design Corporation, Ltd. dated May 12, 1998.
              *10.29++   Distributor Agreement between the Registrant and
                         Summit Design Asia, Ltd. dated May 12, 1998.
              *10.30 Loan Agreement between the Registrant and Summit Design Asia, Ltd. dated June 2, 1998.
              *10.31 Joint Escrow Agreement between the Registrant Perkins Coie (Hong Kong) Limited, Summit Design Asia, Ltd. and Asia Design Corporation, Ltd.
              *10.32 Guarantee Agreement between the Registrant and Asia Design Corporation, Ltd. dated May 12, 1998.
              *10.33 Security Agreement between the Registrant and Asia Design Corporation, Ltd. dated May 12, 1998.
               27.1      Financial Data Schedule
               27.2      Restated Financial Data Schedules
               27.3      Restated Financial Data Schedules

                 ++      Document for which confidential treatment has been
                         requested.
          --------------------
           * Previously filed.

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
                                   Officer and Duly Authorized Officer)


Date:     March 15, 1999

EXHIBIT INDEX

*EXHIBIT  10.27   Shareholders Agreement between the Registrant and
                  Summit Design Asia, Ltd. dated May 12, 1998.

*EXHIBIT  10.28   Shareholders Agreement between the Registrant and
                  Asia Design Corporation, Ltd. dated May 12, 1998.

*EXHIBIT  10.29++ Distributor Agreement between the Registrant and
                  Summit Design Asia, Ltd. dated May 12, 1998.

*EXHIBIT  10.30   Loan Agreement between the Registrant and Summit Design
                  Asia, Ltd. dated June 2, 1998.

*EXHIBIT  10.31   Joint Escrow Agreement between the Registrant Perkins
                  Coie (Hong Kong) Limited, Summit Design Asia, Ltd. and
                  Asia Design Corporation, Ltd.

*EXHIBIT  10.32   Guarantee Agreement between the Registrant and Asia
                  Design Corporation, Ltd. dated May 12, 1998.

*EXHIBIT  10.33   Security Agreement between the Registrant and Asia
                  Design Corporation, Ltd. dated May 12, 1998.

EXHIBIT  27.1     Financial Data Schedule

EXHIBIT  27.2     Restated Financial Data Schedules

EXHIBIT  27.3     Restated Financial Data Schedules


           ++ Document for which confidential treatment has been requested.

            *     Previously filed.