Form 10-Q/A
period 1998-09-30
SUMMIT DESIGN INC
filed 1999-03-16
CIK 925072

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

Restatement of Financial Statements and Changes to Certain Information

The Registrant previously announced that it would revise the accounting treatment of its September 1997 acquisition of Simulation Technologies Corp. in response to comments received from the Securities and Exchange Commission. Accordingly, this Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998 for the purpose of restating financial information and related disclosures for the three and nine month periods ended September 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                               SUMMIT DESIGN, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    September 30, 1998        December 31, 1997
                                                    ------------------        -----------------
                                                        (Restated)                (Restated)
                                                        (Unaudited)
                     ASSETS

Current assets:
   Cash and cash equivalents....................          $  24,662                $  19,973
   Accounts receivable, net.....................              7,654                    5,131
   Prepaid expenses and other...................                789                      540
   Deferred income taxes........................              1,268                    1,209
                                                          ---------                ---------
     Total current assets.......................             34,373                   26,853

Furniture and equipment, net....................              3,659                    2,698
Intangibles, net................................              3,545                    5,571
Goodwill, net...................................              2,930                    3,493
Notes receivable................................              1,750                      565
Deposits and other assets.......................                392                      490
                                                          ---------                ---------
        Total assets............................          $  46,649                $  39,670
                                                          ---------                ---------
                                                          ---------                ---------

                  LIABILITIES
Current liabilities:
   Long-term debt, current portion..............                 81                $     134
   Capital lease obligation, current portion....                 46                       49
   Accounts payable.............................              1,746                    1,211
   Accrued liabilities..........................              6,486                    5,182
   Deferred revenue.............................              4,872                    5,674
                                                          ---------                ---------
     Total current liabilities..................             13,231                   12,250

Long-term debt, less current portion............                156                      194
Capital lease obligations, less current portion.                  8                       43
Deferred revenue, less current portion..........                161                        -
Deferred taxes..................................                965                      987
                                                          ---------                ---------
     Total liabilities..........................             14,521                   13,474
                                                          ---------                ---------

Commitments and contingencies

              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
5,000 shares; no shares issued and outstanding                    -                        -
Common stock, $.01 par value. Authorized 30,000
shares; issued and outstanding 15,330 shares at
September 30, 1998 and 15,841 shares
at December 31, 1997. ..........................                153                      159
Additional paid-in capital......................             41,177                   51,412
Treasury stock , at cost, 939 shares at
December 31, 1997...............................                  -                  (11,555)
Accumulated deficit.............................             (9,202)                 (13,820)
                                                          ---------                ---------
     Total stockholders' equity.................             32,128                   26,196
                                                          ---------                ---------
        Total liabilities and stockholders'
        equity .................................          $  46,649                $  39,670
                                                          ---------                ---------
                                                          ---------                ---------

The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                          ---------------------         ---------------------
                                                            1998         1997             1998         1997
                                                            -----        ----             ----         ----
                                                          (Restated)  (Restated)        (Restated)  (Restated)
Revenue:
   Product licenses.................................      $  8,705     $  6,444         $ 25,480    $  16,951
   Maintenance and services.........................         2,518        1,374            6,929        4,300
   Other............................................            91           91              274          358
                                                          --------    ---------         --------    ---------
     Total revenue..................................        11,314        7,909           32,683       21,609

Cost of revenue:
   Product licenses.................................           179          165              490          514
   Maintenance and services.........................           269          171              773          423
   Amortization of purchased technologies...........           165           54              496           54
                                                          --------    ---------         --------    ---------
     Total cost of revenue..........................           613          390            1,759          991
                                                          --------    ---------         --------    ---------
        Gross profit................................        10,701        7,519           30,924       20,618

Operating expenses:
   Research and development.........................         3,021        1,817            8,928        4,944
   Sales and marketing..............................         3,235        2,705            9,541        7,820
   General and administrative.......................         1,122          954            3,491        3,015
   Amortization of intangibles and goodwill.........           698          244            2,093          244
   In-process technology............................            --       11,689               --       11,689
                                                          --------    ---------         --------    ---------
     Total operating expenses.......................         8,076       17,409           24,053       27,712

Income(loss) from operations........................         2,625       (9,890)           6,871       (7,094)

Other income, net...................................           298          346              790          786
Gain on sale of product line........................            --        5,569               --        5,569
                                                          --------    ---------         --------    ---------
Income(loss) before income taxes....................         2,923       (3,975)           7,661         (739)
Income tax provision................................         1,162          533            3,043          713
                                                          --------    ---------         --------    ---------
Net income(loss)  ..................................      $  1,761    $  (4,508)        $  4,618    $  (1,452)
                                                          --------    ---------         --------    ---------
                                                          --------    ---------         --------    ---------


Earnings(loss) per share:
     Basic   .......................................      $   0.12    $   (0.31)        $   0.31    $   (0.10)
                                                          --------    ---------         --------    ---------
                                                          --------    ---------         --------    ---------
     Diluted  ......................................      $   0.11    $   (0.31)        $   0.28    $   (0.10)
                                                          --------    ---------         --------    ---------
                                                          --------    ---------         --------    ---------
Number of shares used in computing
Earnings(loss) per share:
     Basic   .......................................        15,245       14,456           15,072       14,245
     Diluted .......................................        16,100       14,456           16,208       14,245

The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     --------------------------
                                                                          1998           1997
                                                                     -------------   ----------
                                                                       (Restated)    (Restated)
Cash flows from operating activities:
     Net income(loss).....................................             $  4,618        $ (1,452)
     Adjustments to reconcile net income to net cash
        Provided by operating activities:
          Depreciation and amortization...................                3,439             905
          Amortization of future contingent share
             liability....................................                1,650             183
          Loss on asset disposition.......................                    -              (1)
          Deferred taxes..................................                  (81)           (126)
          Gain on sale of TDS product line................                    -          (5,569)
          Write-off of in-process technology..............                    -          11,689
          Equity in losses and elimination of intercompany
             profits of unconsolidated joint venture......                  420               -
          Changes in assets and liabilities:
               Accounts receivable........................               (2,523)            858
               Prepaid expenses and other.................                 (249)            (27)
               Accounts payable...........................                  536             436
               Accrued liabilities........................                1,303           1,226
               Deferred revenue...........................                 (641)          1,294
               Other, net.................................                   98             (75)
                                                                       --------         -------
     Net cash provided by operating activities............                8,570           9,341
                                                                       --------         -------
Cash flows from investing activities:
     Additions to furniture and equipment.................               (1,811)         (1,266)
     Acquisitions, net of cash received...................                    -          (3,816)
     Proceeds from sale of product line, net..............                    -           4,643
     Proceeds from sale of assets.........................                    -               8
     Loan to joint venture................................                 (750)              -
     Notes receivable, net..................                               (855)           (490)
                                                                       --------         -------
        Net cash used in investing activities.............               (3,416)           (921)
                                                                       --------         -------
Cash flows from financing activities:
     Issuance of common stock, net of issuance costs......                1,118             700
     Tax benefit of option exercises......................                  875               -
     Payments to acquire treasury stock...................               (2,329)        (11,555)
     Principal payments of debt obligations...............                  (91)            (81)
     Principal payments of capital lease obligations......                  (38)            (61)
                                                                       --------         -------
        Net cash used in financing activities.............                 (465)        (10,997)
                                                                       --------         -------
        Increase(decrease) in cash and cash equivalents...                4,689          (2,577)
Cash and cash equivalents, beginning of period............               19,973          19,801
                                                                       --------         -------
Cash and cash equivalents, end of period..................             $ 24,662         $17,224
                                                                       --------         -------
                                                                       --------         -------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest........................................             $      3         $    10
          Income taxes....................................                2,063             104
Supplemental disclosure of non-cash financing activities:
     Retirement of treasury stock.........................               11,555               -
Acquisition, net of cash acquired:
     Net current assets other than cash acquired..........                   -           (1,603)
     Furniture and equipment..............................                   -              377
     In-process technology................................                   -           11,689
     Purchased technology, intangibles and goodwill.......                   -           10,225
     Stock issued.........................................                   -          (15,550)
     Cash used, net of cash acquired......................                   -           (3,816)

The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND RESTATEMENT

The accompanying unaudited financial statements have been prepared by Summit Design, Inc. ("Summit" or "the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1997 (as restated), 1996 and 1995 included in the Company's Form 10-K/A filed for December 31, 1997.

After discussion with the staff of the Securities and Exchange Commission
(the "staff") the condensed consolidated financial statements as of September 30, 1998 and 1997 and for the three and nine months ended September 30, 1998 and 1997 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of Simulation Technologies Corp. ("SimTech")

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

The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and nine months ended September 30, 1998 and 1997 is as follows (in thousands except per share amounts, unaudited).

---------------------------------------- ---------------------------------- - ----------------------------------
                                                Three Months Ended                    Nine Months Ended
                                                September 30, 1998                    September 30, 1998
---------------------------------------- ---------------------------------- - ----------------------------------
Statements of Operations:                As Reported          Restated        As Reported          Restated
---------------------------------------- ----------------- -- ------------- - ----------------- -- -------------
Cost of revenues                                  $   532          $   613             $ 1,521          $ 1,759
Gross margin                                       10,782           10,701              31,162           30,924
Operating expenses                                  6,866            8,076              20,420           24,053
Income (loss) from operations                       3,916            2,625              10,742            6,871
Net income (loss)                                   3,033            1,761               8,332            4,618
Net income (loss) per share
          Basic                                     $0.20            $0.12               $0.55            $0.31
          Diluted                                   $0.19            $0.11               $0.51            $0.28

---------------------------------------- ----------------- -- ------------- - ----------------- -- -------------
                                                Three Months Ended                     Nine Months Ended
                                                September 30, 1997                     September 30, 1997
---------------------------------------- ----------------- -- ------------- - ----------------- -- -------------
Statements of Operations:                As Reported          Restated        As Reported          Restated
---------------------------------------- ----------------- -- ------------- - ----------------- -- -------------
Cost of revenues                                 $    355          $   390            $    956          $   991
Gross margin                                        7,554            7,519              20,653           20,618
Operating expenses excluding in process
 technology                                         5,301            5,720              15,604           16,023
In process technology                              19,937           11,689              19,937           11,689
Income (loss) from operations                     (11,769)          (3,975)            (14,888)          (7,094)
Net income (loss)                                 (12,409)          (4,508)             (9,353)          (1,452)
Net income (loss) per share
          Basic                                    $(0.86)          $(0.31)             $(0.66)          $(0.10)
          Diluted                                  $(0.86)          $(0.31)             $(0.66)          $(0.10)

                                                September 30, 1998                    December 31, 1997
---------------------------------------- ---------------------------------- - ----------------------------------
Balance Sheets:                          As Reported          Restated        As Reported          Restated
---------------------------------------- ----------------- -- ------------- - ----------------- -- -------------
---------------------------------------- ----------------- -- ------------- - ----------------- -- -------------
Noncurrent assets                                $  7,609         $ 12,276            $  5,908        $  12,817
Total assets                                       41,982           46,649              32,761           39,670
Deferred tax liability                                  0              965                   0              987
Accumulated deficit                              (11,794)          (9,202)            (20,126)         (13,820)
Total shareholders' equity                         28,270           32,128              20,275           26,196


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

                               SUMMIT DESIGN, INC.
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.   BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                        September 30, 1998     December 31, 1997
                                                        ------------------     -----------------
                                                            (Unaudited)

Accounts receivable:
   Trade receivables...............................                $ 8,079               $ 5,723
   Less allowance for doubtful accounts............                  (425)                 (592)
                                                        ------------------     -----------------
                                                                   $ 7,654               $ 5,131
                                                        ------------------     -----------------
                                                        ------------------     -----------------

Furniture and equipment:
   Office furniture equipment .....................                  $ 941               $   596
   Computer equipment..............................                  4,999                 3,679
   Leasehold improvements..........................                    197                    66
                                                        ------------------     -----------------
                                                                     6,137                 4,341
Less: accumulated depreciation and amortization....                (2,478)               (1,643)
                                                        ------------------     -----------------
                                                                   $ 3,659               $ 2,698
                                                        ------------------     -----------------
                                                        ------------------     -----------------

Accrued expenses:
   Payroll and related benefits....................                $ 3,565               $ 2,887
   Sales and marketing.............................                  1,236                   435
   Accounting and legal............................                    238                   260
   Federal and state income taxes payable..........                    928                   819
   Sales taxes payable.............................                     86                   114
   Other  .........................................                    433                   667
                                                        ------------------     -----------------
     Total accrued expenses........................                $ 6,486               $ 5,182
                                                        ------------------     -----------------
                                                        ------------------     -----------------

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

                                                          Three months ended                    Nine months ended
                                                              September 30,                        September 30,
                                                       --------------------------           ---------------------------
                                                         1998              1997               1998              1997
                                                         ----              ----               ----              ----
Numerator:
   Net income (loss)                                   $  1,761         $ (4,508)          $   4,618         $ (1,452)
                                                       --------         ---------          ---------         ---------
                                                       --------         ---------          ---------         ---------
Denominator:
   Denominator for basic earnings per share
     weighted average shares                             15,245            14,456             15,072            14,245
   Effect of dilutive securities:
     Employee stock options                                 855                 -              1,136                 -
                                                       --------         ---------          ---------         ---------
   Denominator for diluted earnings per share            16,100            14,465             16,208            14,425
                                                       --------         ---------          ---------         ---------
                                                       --------         ---------          ---------         ---------
Net income per share - basic                           $   0.12         $  (0.31)          $    0.31         $  (0.10)
                                                       --------         ---------          ---------         ---------
                                                       --------         ---------          ---------         ---------
Net income per share - diluted                         $   0.11         $  (0.31)          $    0.28         $  (0.10)
                                                       --------         ---------          ---------         ---------
                                                       --------         ---------          ---------         ---------

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

7.   SUBSEQUENT EVENT

On September 20, 1998, the Company entered into a definitive agreement to acquire OrCAD, Inc. ("OrCAD") a publicly traded software company headquartered in Beaverton, Oregon. Pursuant to the agreement, each outstanding share will be exchanged for 1.05 shares of Summit Common Stock upon the closing of the transaction. In addition, the Company will assume all options outstanding under OrCAD's stock option plans. The merger, which is intended to be to accounted for as a pooling of interests, is subject to the approval of OrCad's and the Company's stockholders and standard closing conditions. On February 1, 1999, the proposed acquisition was terminated.

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

After discussion with the staff of the Securities and Exchange Commission (the "staff") the condensed consolidated financial statements as of September 30, 1998 and 1997 and for the three and nine months ended September 30, 1998 and 1997 have been restated to reflect a change in the original accounting treatment related to the September 1997 acquisition of SimTech.

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

As a result of computing IPR&D using the SEC preferred methodology, the Company, in consultation with their independent accountants, has revised the amount originally allocated to IPR&D from $19.9 million to $11.7 million. In addition, Summit adjusted the discount on common shares paid to SimTech shareholders from 28% to 10% and allocated $4.4 million of the purchase price, associated with certain shares, to contingent compensation. The Company has reduced the amount originally allocated to IPR&D and increased the amounts allocated to purchased technology, identifiable intangibles, deferred tax liability, and goodwill from $1.0 million to $2.4 million, $1.0 million to $4.1 million, $0 to $1.3 million and $0 to $3.8 million, respectively. These amounts are being amortized on a straight line basis over periods ranging from two to five years. The $4.4 million allocated to compensation will be recorded as expense as the employment obligation lapses. This restatement does not affect previously reported net cash flows for the periods.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of revenue.

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30
                                                 ------------------------    ------------------------
                                                  1998          1997          1998          1997
                                                 ----------    ----------    ----------    ----------
                                                 (Restated)    (Restated)    (Restated)    (Restated)
Revenue:
     Product licenses..........................     76.9%         81.5%         78.0%          78.4%
     Maintenance and services..................     22.3          17.4          21.2           19.9
     Other   ..................................      0.8           1.1           0.8            1.7
                                                   -----         -----         -----          -----
          Total revenue........................    100.0         100.0         100.0          100.0
Cost of revenue:
     Product licenses..........................      1.6           2.0           1.5            2.4
     Maintenance and services..................      2.3           2.2           2.4            2.0
     Amortization of purchased technologies....      1.5           0.7           1.5            0.2
                                                   -----         -----         -----          -----
          Total cost of revenue................      5.4           4.9           5.4            4.6
                                                   -----         -----         -----          -----
          Gross profit.........................     94.6          95.1          94.6           95.4
Operating expenses:
     Research and development..................     26.7          23.0          27.3           22.8
     Sales and marketing.......................     28.6          34.2          29.2           36.2
     General and administrative  (a)(b)........      9.9          12.1          10.7           14.0
     Amortization of intangibles and goodwill..      6.2           3.1           6.4            1.1
     In-process technology.....................        -         147.7             -           54.1
                                                   -----         -----         -----          -----
          Total operating expenses.............     71.4         220.1          73.6          128.2
                                                   -----         -----         -----          -----
Income(loss) from operations...................     23.2        (125.0)         21.0          (32.8)
Other income, net..............................      2.6           4.4           2.4            3.6
Gain on sale of TDS product line...............        -          70.4             -           25.8
                                                   -----         -----         -----          -----
Income(loss) before income taxes...............     25.8         (50.2)         23.4           (3.4)
Income tax provision...........................     10.2           6.8           9.3            3.3
                                                   -----         -----         -----          -----
Net income(loss) ..............................     15.6%        (57.0)%        14.1%          (6.7)%
                                                   -----         -----         -----          -----
                                                   -----         -----         -----          -----

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

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. The cost of product licenses revenue increased 8.5% from $165,000 for the three months ended September 30, 1997 to $179,000 for the three months ended September 30, 1998, and decreased 4.7% from $514,000 for the nine months ended September 30, 1997 to $490,000 for the nine months ended September 30, 1998. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 2.6% of product licenses revenue for the three months ended September 30, 1997 to 2.1% of product licenses revenue for the three months ended September 30, 1998, and decreased from 3.0% of product licenses revenue for the nine months ended September 30, 1997 to 1.9% of product licenses revenue for the nine months ended September 30, 1998. The fluctuation in the cost of product license revenue as a percent of product license revenue is primarily the result of incremental changes in fixed costs leveraged across increased product license revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support consulting and training classes offered to purchasers of the Company's products, increased 57.3% from $171,000 for the three months ended September 30, 1997 to $269,000 for the three months ended September 30, 1998, and increased 82.7% from $423,000 for the nine months ended September 30, 1997 to $773,000 for the nine months ended September 30, 1998. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 12.4% for the three months ended September 30, 1997 to 10.7% for the three months ended September 30, 1998 and increased from 9.8% for the nine months ended September 30, 1997 to 11.2% for the nine months ended September 30, 1998. The decrease as a percentage of maintenance and services revenue for the three months ended September 30, 1998, is due to fixed costs being leveraged over increased revenue. The increase as a percentage of maintenance and services revenue for the nine months ended September 30, 1998 is due to the Company operating at below forecasted staffing levels during the first half of 1997.

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $165,000 and $496,000 for the three and nine months ended September 30, 1998 and $54,000 for the three and nine months ended September 30, 1997.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 66.3% from $1.8 million for the three months ended September 30, 1997 to $3.0 million for the three months ended September 30, 1998 and increased 80.6% from $4.9 million for the nine months ended September 30, 1997 to $8.9 million for the nine months ended September 30, 1998. A significant amount of the increase was attributable to compensation expense in the amount of $550,000 and $1.7 million for the three and nine months ended September 30, 1998 and $183,000 for the three and nine months ended September 30, 1997, recorded in connection with the Company's acquisition of SimTech in September 1997. The Company is recording $4.4 million of compensation expense for shares issued as part of the acquisition which are contingent upon continued employment and are expensed as the employment obligation lapses. Additionally the Company's research and development staff increased to 95 at September 30, 1998. This increase is primarily attributable to the addition of engineers through the acquisition of SimTech in September of 1997 and the hiring of additional engineers, less a decrease of engineers due to the sale of the TDS product line in July of 1997. As a percentage of total revenue, research and development expenses increased from 23.0% for the three months ended September 30, 1997 to 26.7% for the three months ended September 30, 1998, and increased from 22.9% for the nine months ended September 30, 1997 to 27.3% for the nine months ended September 30, 1998. A significant amount of the increase is related to the Company recording on a straight-line basis, $4.4 million of compensation for shares issued as part of the SimTech acquisition which are contingent upon continued employment for two years from the acquisition date. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue.(2)

SALES AND MARKETING

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

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 17.6% from $954,000 for the three months ended September 30, 1997, to $1.1 million for the three months ended September 30, 1998, and increased 15.8% from $3.0 million for the nine months ended September 30, 1997, which includes $379,000 one-time charge for costs associated with the acquisition of TriQuest, to $3.5 million for the nine months ended September 30, 1998, which includes a $227,000 one-time charge for costs associated with the acquisition of ProSoft. Excluding one-time charges, expenses increased by $628,000 (23.8%) for the nine months ended September 30, 1998, as compared to the same period in the prior year. As a percentage of total revenue, excluding the one time charges, general and administrative expenses decreased from 12.1% for the three months ended September 30, 1997 to 9.9% for the three months ended September 30, 1998, and decreased from 12.2% for the nine months ended September 30, 1997 to 10.0% for the nine months ended September 30, 1998. The decrease as a percentage of total revenue was attributable to the increase in total revenue in 1998. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.(2)

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of developed technologies) and $3.8 million of goodwill as part of the SimTech acquisition which are being amortized to expense on a straight line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $698,000 and $2.1 million for the three and nine months ended September 30, 1998 and $244,000 for the three and nine months ended September 30, 1997.

ACQUIRED IN-PROCESS TECHNOLOGY

For the three months ended September 30, 1997, $11.7 million of the purchase price for the acquisition of Simulation Technologies, Corp. ($25.4 million) was allocated to in-process technology and accordingly, was expensed as of the acquisition date (September 9, 1997). The amount allocated to the in-process technology represented the technology that had not yet reached technological feasibility and had no alternative future use.

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

The estimated revenues include average compounded annual revenue growth rates for the V-CPU and HDL Score products of 155% to 88% during 1998 to 2000, declining slightly in 2001 and declining thereafter as other new products are expected to enter the market. These projections are based on Summit management's estimates of market size and growth (which are supported by independent market data), expected trends in technology and the nature and expected timing of new product introductions by Summit.(2)

Estimated cost of sales of 5% is consistent with Summit's current cost of sales and future expectations for cost of sales. Sales, marketing and general administrative costs are expected to be higher than the Company's average costs in the introduction phase and then stabilize upon introduction at levels that are expected to be consistent with the Company's expected overall costs in these areas in future periods. Research and development costs are expected to be higher than the Company's average costs in the introduction and early phases of product sales and then decline below the Company's average costs as sales of the products begin to decline. This research and development cost pattern is consistent with the Company's historical experience through product life cycles. Income taxes were estimates at 30% which are consistent with the Company's anticipated tax rate for the foreseeable future. (1)

Summit released the commercial version the V-CPU hardware/software co-verification product in the first quarter of 1998, consistent with expectations at the time of the acquisition. A market requirement for extensive embedded system component interfaces called bus functional models ("BFM") and instruction set simulators ("ISS") was underestimated in the introduction schedule and has caused delays in initial sales of the product. Summit introduced the HDL Score product in the second quarter of 1998 approximately four months later than originally anticipated due to delays in completing the control logic support functionality that was essential for product introduction to take place. For 1998, the Company estimates that revenues from the sales of the products acquired in connection with the SimTech acquisition will fall short of forecast by 10%. (2) The Company's forecast of revenues for 1999 reflects that the shortfall of revenues in 1998 related to HDL Score will be realized in 1999 and that V-CPU will have revenues that are approximately 50% of those originally estimated due to the delays in availability of BFM's and ISS's. (2) Although these delays affected the timing of the realization of revenue from these products as originally estimated by Summit, Summit believes the aggregate revenue streams originally anticipated from these products will be realized and that there has been no material change in expected return on investment related to these products.
(2) However, there can be no assurance that Summit will realize revenue for V-CPU and HDL Score in the amounts estimated, and actual revenue realized from either or both of these products may be significantly lower than expected. (1)

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

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of SDA and ADC and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $346,000 for the three months ended September 30, 1997 and $298,000 for the three months ended September 30, 1998 and $786,000 for the nine months ended September 30, 1997 and $790,000 for the nine months ended September 30, 1998. The decrease in other income for the three months ended September 30, 1998 was primarily due to declining interest rates on the Company's cash holdings and a charge for the Company's share of the losses of the Asian joint venture.

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

INCOME TAX PROVISION

The income tax provision increased from $533,000 for the three months ended September 30, 1997 to $1.2 million for the three months ended September 30, 1998 and from $713,000 for the nine months ended September 30, 1997 to $3.0 million for the nine months ended September 30, 1998. The provision for the three and nine months ended September 30, 1997 reflects an effective rate of 5.6% of taxable income and is comprised of federal alternative minimum tax and Israeli income taxes. In 1997, the Company utilized net operating loss carryforwards to offset a considerable portion of U.S. federal and state taxable income. The 1998 income tax provision reflects the Company's expected annualized consolidated tax rate for federal, state and foreign taxes of approximately 40% of taxable income. The difference between the Company's expected effective rate and the statutory rate for the year ending December 31, 1998 is primarily due to an increased effective tax rate on U.S. income arising from non-deductible amortization of goodwill and non-deductible compensation expense associated with shares issued in connection with the acquisition of SimTech offset by reduced tax rates on the Company's income generated from operations in Israel.

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

As of September 30, 1998, the Company had working capital of approximately $21.1 million.

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

Net cash used in investing activities was approximately $3.4 million and $921,000 for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment and loans to an unconsolidated joint venture and the software development company pursuant to the July 1997 loan agreement for the nine months ended September 30, 1998 and was primarily due to the acquisition of SimTech in September 1997 and the purchase of furniture and equipment less the cash provided from the sale of the TDS product line for the nine months ended September 30, 1997.

Net cash used by financing activities was approximately $465,000 and $11.0 million for the nine months ended September 30, 1998 and 1997. For the nine months ended September 30, 1998 the use of cash was primarily from the repurchase of common stock, less the issuance of common stock and a tax benefit from option exercises. For the nine months ended September 30, 1997, the cash used in financing activities was primarily due to the purchase of treasury stock less the issuance of common stock.

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

Summit generated net losses in 1993, 1994 and 1995, as a result of investing heavily in research and development as well as developing a direct sales channel for new products. The net loss in 1997 was a result of a $11.7 million charge for in-process technology related to the acquisition of Simulation Technologies Corp. ("SimTech"). For the nine months ended September 30, 1998, Summit has continued to increase revenues and operating margins and, as a result, has generated net income for the period. Summit operates with high gross margins, and as such, a downturn in revenue could have a significant impact on income from operations and net income, and could potentially generate a net loss.

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
                                          Officer and Duly Authorized Officer)

Date:  March 15, 1999

EXHIBIT INDEX

EXHIBIT  27.1     Financial Data Schedule