Form 10-K405
period 1998-12-31
SUMMIT DESIGN INC
filed 1999-03-31
CIK 925072

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                             --------------------

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

The aggregate market value of the voting-stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 19, 1999 as reported on the Nasdaq National Market, was approximately $28,514,611. Shares of Common Stock held by each named executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19,1999, Registrant had outstanding 15,587,916 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K to the extent stated herein certain sections of its definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 26, 1999.

                                     PART I


IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include those set forth in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

Summit Design, Inc. ("Summit" or the "Company") is a leading supplier of software tools designed to solve the integrated circuit ("IC" or "chip") engineering problems caused by increasing chip complexity and the corporate problem of reusing the highly valuable intellectual property ("IP") created by IC engineers. The worldwide community of IC engineers is rapidly moving up in the design hierarchy from physical design entry to functional level design. This migration is intended to achieve greater engineering efficiency and shorter time and to market and to provide an excellent basis for IC intellectual property management. At the functional level of design, engineers conceptualize designs in graphical paradigms such as block diagrams, state machines and flow diagrams and then write programs describing those concepts in a textual language called a Hardware Descriptive Language ("HDL"). There are two standard HDLs, Verilog and VHDL. There are two levels of functional design, Register Transfer Level ("RTL") and Behavioral level. The mathematical process to translate from an RTL design to the physical level of design is called synthesis. With Summit's Visual HDL product, the IC engineer can draw functional level designs on a workstation or PC using familiar graphical paradigms such as block diagrams, state machines and flow diagrams. Visual HDL compiles these graphical representations into correct by construction, synthesis ready, behavioral or RTL designs. Summit's suite of RTL simulation, verification and optimization software tools then provide a highly efficient environment for getting a design from concept to synthesis. The Company's IP solutions allow the synthesizable design with graphical executable documentation to be placed in libraries for reuse or to be distributed in a software model format for early inclusion in future electronic system or product designs.

The Company was incorporated in the State of Delaware on December 29, 1993. The Company's principal executive offices are located at 9305 SW Gemini Drive, Beaverton, Oregon 97008 and its telephone number is (503) 643-9281. Unless the context otherwise requires, the terms "Company" and "Summit" as used in this report refer to (i) Summit Design, Inc. and its wholly-owned subsidiaries following the acquisition of SEE Technologies Software Environment for Engineers Ltd. ("SEE Technologies"),SEE Technologies changed its name to Summit Design (EDA) Ltd. in September 1994, and the reorganization of Test Systems Strategies, Inc. ("TSSI") as a wholly-owned subsidiary of Summit (collectively, the "Reorganization"), (ii) TSSI prior to the Reorganization, which has been merged into the Company . (iii) TriQuest Design Automation, Inc.("TriQuest") which was acquired February 1997 and which has been merged into the Company, (iv) Summit Verification, Inc., the surviving company from the acquisition of Simulation Technologies Corp. ("SimTech") in September 1997 and (v) ProSoft Oy ("ProSoft") which was acquired in June 1998.

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

IC development productivity has increased through the evolution of EDA, but has significantly lagged fabrication technology in recent years. Fabrication technology has advanced from the ability to produce chips with over one thousand gates at five micron line-widths in the 1970s, to more than 10,000 gates in the 1980s, to greater than one million gates at sub 0.5 micron line-widths today. For example, the processor used in the original IBM PC in 1981 had approximately 10,000 gates and was manufactured using 3 micron process technology, whereas the Pentium III introduced in 1999 contains more than two million gates.

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

THE SUMMIT SOLUTION

Summit offers software products to assist design engineers in meeting the market demands for rapid time to market, increased product functionality and lower product cost while providing the corporations that employ these engineers an efficient way to document, revise and distribute the highly valuable IC intellectual property they create. In 1994, Summit introduced Visual HDL for VHDL, its first graphical product, which accelerates the development, analysis and documentation of single function ICs as well as complete systems on a chip. Visual HDL products automate manual design entry and verification by enabling IC systems and design engineers to create and verify IC designs using familiar graphical paradigms such as block diagrams, state machines, flow charts and truth tables, rather than less intuitive textual HDL code. Summit's HLDA tools assist an IC engineer from concept to synthesis in the shortest period of time and with a design that has been analyzed and verified for correctness and optimized for IC speed and or area. Visual HDL for VHDL and Verilog has become an industry leader for graphical design creation, analysis and IP management for both Workstation and PC based IC engineering. The Company's other HLDA tools include simulation analysis tools that help the engineer prepare simulation input data, run simulations and analyze simulation results. HDL Score allows the engineer to know when the simulation process has tested the entire design. V-CPU provides a capability that allows a software and hardware engineer to work together at design time in a highly efficient co-verification environment and E-Sim allows the engineer to verify embedded systems software prior to the availability of a hardware prototype.

The Company believes that its products provide the following benefits:

INCREASED DESIGN PRODUCTIVITY

Summit's HLDA products enhance the designers' ability to create, verify and document HDL designs while managing the HDL development environment. These products provide the ability to capture, analyze and verify a variety of high level graphical descriptions and automatically produce a synthesis-ready RTL design, thus eliminating the need to perform time-consuming and error-prone manual coding in an HDL. These familiar graphical descriptions are more easily debugged and more easily communicated among IC engineering team members. The descriptions also facilitate review and approval by engineering management.

DESIGN REUSE, RE-TARGETING AND CONSISTENCY

The Company's HLDA products enable engineers to use libraries of existing VHDL or Verilog code. This code can be used as HDL inputs or automatically converted into a graphical format. Due to the widespread ability of engineers to understand this graphical format, designs can be more easily modified and reused in future developments. In addition, Summit's products can optimize the design output for nearly all of the EDA industry's standard synthesis and simulation tools. In the event the designer requires a different synthesis or simulation tool, the design can be automatically re-targeted to optimize the HDL output for the desired tool set. Finally, because each engineer's work is implemented using the Company's software, which automatically generates the actual HDL code, design efficiency and consistency is maintained even when several engineers work on a project.

STRATEGY

The Company's mission is to become the leading supplier of HLDA software and to achieve wide-spread acceptance of these technologies by expanding the size of the Company's served market. The key objectives of the Company's strategy to achieve this mission are as follows:

Accelerate Market Adoption of HLDA

Summit intends to expand market acceptance by focusing on key customer accounts to ensure their successful adoption of the HLDA methodology. The Company believes that successful adoption by certain key customers in various industries will promote adoption by other customers within those industries. The Company also believes that its joint development and marketing programs with industry leaders promote awareness and adoption of

HLDA. In addition, Summit supports all of the industry's major synthesis, simulation, layout and test products and continues to support and complement new standards as they emerge. The Company also targets student engineers by introducing them to its HLDA products through programs with various universities.(1)

LEVERAGE SUMMIT'S HLDA TECHNOLOGY

The Company intends to integrate all of its technology into a design environment that focuses on getting an IC engineer from product conceptualization through design creation, analysis, verification and optimization. This environment will provide the most efficient methodology to get a design correct and ready for synthesis. In addition, Summit's HLDA software environment includes a complete hardware /software coverification capability and the ability for the engineer to create an encrypted software model of the synthesized design that can be used by systems and electronic product designers long before a hardware prototype is available. The products comprising this design environment can be used as a bundled set or individually with other analysis, verification and simulation products available from other EDA vendors.

BROADEN THE SCOPE OF SUMMIT'S HLDA SOLUTIONS

The Company will continue to identify challenges facing both IC systems engineers and IC design engineers in the areas of HLDA and to focus its development efforts on products to further increase productivity in the creation, analysis, verification, documentation and optimization of single function ICs and complete systems on a chip. The Company believes that power, timing, thermal and cost constraints management and analog circuit design will become increasingly significant bottlenecks, especially in the area of complete systems on a chip. Summit believes that in the future its HLDA products will provide a graphical means for both systems and design engineers to specify the functional intent and simulate the interoperability of hardware and software, as well as providing the capability to perform what-if analysis on constraints such as power, speed, temperature and cost at the front end of the development process.(1)

PRODUCTS

EDA software tools aid electronic engineers in the design of increasingly complex products, and the tools provided by EDA suppliers must be periodically upgraded to meet the needs of the engineering community. Although the core technology and functionality remain essentially the same for the life of a product, EDA software tools undergo continual maintenance engineering for bug fixes and quality control. This continuation engineering is provided to Summit's customers in the form of an upgrade.

The Company attempts to release upgrades for each of its major products on an annual basis. The dates of the last upgrades of these major products were the fourth quarter of 1997 for Visual HDL and Text to Graphics and the third quarter of 1998 for Visual Testbench. In the first quarter of 1998, a commercial version of V-CPU, a new product, was released. In the second quarter of 1998, HDL Score, a new product, and VirSim 2.2, a substantially re-architected product, were released.

Visual HDL, Text to Graphics, Visual Testbench, VirSim and V-CPU all made significant contributions to revenue for the year ended December 31, 1998. Visual HDL, Text to Graphics and Visual Testbench were also significant contributors to revenue in 1997. Substantially all of the revenue attributable to sales of Visual Testbench in 1998 and 1997 were pursuant to an OEM agreement with Credence Systems Corporation ("CSC"). As of December 31, 1998, CSC had satisfied its obligation to purchase Visual Testbench licenses pursuant to the OEM agreement and the Company does not expect to receive any additional revenue from sales of Visual Testbench to CSC. In December 1998, CSC obtained shared ownership to the Visual Testbench source code and has the right to sell Visual Testbench licenses based on the source code received from the Company.

___________________

(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

Visual HDL for VHDL and Verilog provide system design management, graphical design creation, graphical level simulation, HDL code generation and high speed compiled simulation. These products are the result of a focused five-year development effort of approximately 40 EDA software development experts. Visual Testbench allows a design engineer to graphically create timing and pattern data to drive the RTL simulation process. This product allows the IC designer to "what-if" on timing variables with the goal of quickly bringing a design to a substantially bug-free state. As a result of the acquisitions of TriQuest, Simtech, and ProSoft, the Company offers analysis, verification, and optimization products which include Virtual CPU (V-CPU), VirSim, HDL Score, and E-Sim, which provide a design verification environment for all RTL designs. Visual IP allows the design engineer to create a software model of an RTL design that has high quality graphical documentation and can be distributed to other electronic designers to be used in IC systems and electronic products long before chips are available. The Company's products are constructed using modern software design methods and programming languages such as C and C++. The Company's products operate on the industry's most popular UNIX workstations and, on PCs running Windows 3.1, Windows 95 and Windows NT.

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

Visual HDL operates in both VHDL and Verilog on UNIX workstations and on PCs. It supports a broad range of HLDA synthesis and simulation products, including products from Synopsys, Inc., Mentor Graphics, Cadence, Synplicity and Exemplar. Visual HDL for VHDL was first shipped in the first quarter of 1994, and Visual HDL for Verilog was first shipped in the fourth quarter of 1995.

As of February 28, 1999, Visual HDL's single seat list price ranged from $18,000 to $30,000. The actual price for a system varies depending on the duration of the license and the simulation features included. For example, because Visual HDL for VHDL generally includes a Summit simulator, its price is higher than Visual HDL for Verilog, which uses third party Verilog XL simulators. Finally, the Visual HDL price for a floating license commands a premium over the node locked version since it offers multi-user flexibility.

Summit introduced Visual IP in 1997, which allows the design engineer to create a software model of an RTL design that has high quality documentation and can be distributed to other electronic designers to be used in IC systems and electronic products long before chips are available. The synthesizable design with graphical executable documentation can be placed in libraries for reuse or distribution in an encrypted, executable software model format for early inclusion in future electronic systems or product design.

Visual Testbench provides a methodology for creating simulation stimulus, validating device timing specifications and tying simulation results directly to test. Visual Testbench is designed to raise productivity by providing graphical timing diagrams, specification spreadsheets and flowcharts for simulation stimulus creation. In addition, this product allows the designer to check that timing requirements have been met by the simulation. Substantially all of the revenue attributable to sales of Visual Testbench in 1998 and 1997 were pursuant to an OEM agreement with CSC. As of December 31, 1998, CSC had satisfied its obligation to purchase Visual Testbench licenses pursuant to the OEM agreement. In December 1998, CSC obtained shared ownership to the Visual Testbench source code and has the right to sell Visual Testbench licenses based on the source code received from the Company. The Company does not expect to receive any additional revenue from sales of Visual Testbench to CSC and cannot predict whether the Company will be able to generate customer demand for its Visual Testbench product or the extent to which it will realize additional revenue, if any, from its Visual Testbench product.(1)

VERIFICATION SOLUTION PRODUCTS

The Company's verification products include Virtual-CPU (V-CPU), VirSim, HDL Score, and E-Sim.

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

___________________

(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

E-Sim is a product which is used by engineers to verify embedded systems software prior to the availability of a hardware prototype.

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

The Company's end-user customers include companies in a wide range of industries, including semiconductor devices, telecommunications, computer/peripherals, consumer electronics, aerospace/defense and other electronics entities. In 1998 and 1997, sales to CSC accounted for 25% and 29% of the Company's total revenue, respectively. In 1996, no single customer accounted for more than 10% of total revenue. As of February 28, 1999, the Company had installed more than 4,600 seats of its Design tools in more than 420 companies, of which more than 285 companies had entered into support contracts. In addition, as of such date, the Company had licensed more than 4,500 seats of verification solution tools. The following table lists a representative sample of the Company's worldwide end-user customers that generated at least $25,000 in revenue for the Company in 1998 or 1997:

                                                   Computer/            Consumer             Aerospace/
Semiconductor Devices    Telecommunications       Peripherals          Electronics            Defense                Other
-----------------------  -------------------  -------------------- --------------------  -------------------  --------------------
AMD                      3Com                 Compaq               Canon                 L3 Communications    Broadcom Corp.
Chips and Technologies   Alcatel              Cray Research, Inc.  Matsushita            Lockheed-Martin      Credence
Cisco Systems            Bay Networks         Fujitsu              Mitsubishi            Raytheon             Fuji/Xerox
I-Cube                   Bosch                Hewlett-Packard      NEC                   Rockwell             LG Semicon
Level One                Cabletron            Hitachi              Phillips                                   Teradyne
LSI Logic                Ericsson             IBM                  Sharp                                      Xerox
Motorola                 Hitachi              OKI                  Sony                                       Western Digital Corp.
National Semiconductor   Lucent               Quantum
PMC Sierra               Newbridge Networks   Siemens
ST Microelectronics      Nokia                Storagetek
Texas Instruments                             Stratus
                                              Sun Microsystems

BACKLOG

Summit's backlog was $5.9 million and $7.0 million at December 31, 1998 and 1997, respectively. Such backlog amounts include $5.4 million and $5.7 million that were reflected in deferred revenue in Summit's financial statements for December 31, 1998 and 1997, respectively. Backlog consists of orders for which Summit has received a firm purchase order for products that are currently shippable, maintenance and support contracts that are expected to be completed within one year, orders for customer training services that are expected to be completed within one year, prepaid exclusivity fees that are expected to be recognized within one year, and shipments made subject to conditions that are expected to be satisfied within one year. In addition to the backlog amounts reflected above, at December 31, 1997, Summit had the right to ship up to a maximum of

---------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

$8.8 million of Visual Testbench licenses during 1998 to CSC pursuant to a contract with CSC. During 1998, all obligations pursuant to the contract with CSC were satisfied such that, at December 31, 1998, CSC had no further obligation to purchase Visual Testbench licenses. There can be no assurance that third-parties to such commitments will not terminate or breach their obligations or that products will not be returned, and thus there can be no assurance that such revenue will be recognized in fiscal 1999 or in any period thereafter.

Marketing and Sales

The Company markets its products to customers worldwide who design or manufacture ICs for their own use or sale in a wide variety of industries. The primary objectives of the Company's marketing effort are to increase market awareness of the Company's products, to promote the adoption of HLDA methodologies, and to evaluate customer satisfaction and determine additional customer demands. To increase market awareness, the Company displays its HLDA products at all major industry trade shows, including the annual Design Automation Conference. The Company also promotes its products through advertisements in trade journals and by sponsoring various seminar series. To promote the adoption of its methodologies, the Company offers its products at a reduced cost to design engineering programs at several universities so that engineering students may become familiar with Summit's products and design techniques.

The Company's sales strategy is to employ its direct sales as well as its independent and affiliated distributors to efficiently and effectively target individual customer and product market segments. As of December 31, 1998, the Company had 54 employees in its sales organization and 7 employees in its marketing group.

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

The Company's direct sales force operates in the United States and portions of Europe, with offices in Arizona, California, Colorado, Florida, Maryland, Massachusetts, Minnesota, Oregon and Texas, as well as France, Germany, Italy and the United Kingdom. Approximately 77%, 71% and 54% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were generated through Summit's direct sales force.

DISTRIBUTORS

The Company currently relies on distributors to promote and distribute its products in the Asia-Pacific region and in Denmark, The Netherlands and Sweden. Approximately 23%, 29% and 46% of the Company's revenue in the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made through distributors. The Company has also entered into an agreement with Anam S&T Co. Ltd. ("Anam") pursuant to which the joint venture corporation (Summit Asia Ltd., Inc. ("Summit Asia")) acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia Pacific region, excluding Japan. Prior to that date, Anam was an independent distributor of Summit's products in Korea. In April 1998, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation ("ADC"). In May 1998, Summit exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong, Summit Design Asia, Ltd. ("SDA"). SDA also acquired an equity investment in ADC. In June 1998, Summit and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support Summit's products in the Asia Pacific region, excluding Japan. In February 1996, Summit entered into a three year, exclusive distribution agreement for its HLDA products in Japan with Seiko. The agreement is renewable for successive five-year terms by mutual agreement of Summit and Seiko and terminable by either party for breach. The agreement was renewed for an additional five-year term which began in February 1999. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. Sales through Seiko accounted for

14%, 12%, and 15% of Summit's total revenue for the years ended December 31, 1998, 1997, and 1996, respectively. There can be no assurance the relationships with SDA, ADC and Seiko will be effective in maintaining or increasing sales relative to the levels experience prior to such relationships. Summit also has independent distributors in Europe and is dependent on the continued viability and financial stability of these distributors.

The Company's reliance on distributors involves certain risks. For example, the Company is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Summit Asia, ADC, and Seiko, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

INTERNATIONAL SALES

Approximately 36%, 34% and 50% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made outside of the United States which includes the Asia Pacific region and Europe. Approximately 22%, 22% and 34% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in the Asia Pacific region and approximately 14%, 12% and 16% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in Europe. In order to successfully expand international sales, the Company may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors. This will require significant management attention and financial resources and could adversely affect the Company's operating margins. In addition, to the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited. There can be no assurance that the Company will be able to maintain or increase international sales of the Company's products, and failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of Summit's products in the Asia Pacific region have decreased and there can be no assurance that such economic conditions will not worsen or that demand for and sales of Summit's products in such region will not further decrease.

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

In addition to its maintenance, technical support and upgrade fees, the Company also conducts a variety of training programs ranging from introductory level courses to advanced training on full use of all of its products. Training is offered at the Company's facilities, at distributors' facilities and at customer locations worldwide. For the years ended December 31, 1998, 1997 and 1996, maintenance and services provided approximately 22%, 20% and 21% of the Company's total revenue, respectively.

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

PRODUCT DEVELOPMENT

Development of HLDA products has been performed at the Company's offices in Israel and at the Company's principal office in Beaverton, Oregon. As the result of the acquisitions of TriQuest and SimTech during 1997 and ProSoft in 1998, the Company has added additional research and development facilities in San Jose, California, New Brighton, Minnesota, and Finland. As of December 31, 1998, the Company's research and development team consisted of 92 software developers, dedicated to the Company's products.

For the years ended December 31, 1998, 1997, and 1996, the Company's research and development expenditures were approximately $13.0 million, $7.7 million, and $5.9 million, respectively, which represented approximately 30%, 25%, and 29% of revenue in each such period. The Company has to date expensed all research and development costs as incurred. The Company's $13.0 million expenditure in 1998 and $7.7 million expenditure in 1997 included $3.7 million and $733,000 of compensation expense, respectively. In connection with the Company's acquisition of SimTech in September 1997, the Company recorded a total of $4.4 million of compensation expense for shares issued as part of the acquisition which were contingent upon continued employment and were being expensed as the employment obligation lapsed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Summit's research and development strategy is to be proactive in determining customer needs and to develop new HLDA products to meet these needs. The Company believes that system-level definition and design analysis will become increasingly significant bottlenecks in the IC development process and thus present product development opportunities. The Company's research and development efforts are focused on creating products to further increase productivity in the creation, verification, documentation and the preservation of both IC and system level designs.

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

The Company provides its products to end-users primarily under "shrink-wrap" license agreements included within the packaged software. In addition, the Company delivers certain of its verification products electronically under an electronic version of a "shrink-wrap" license agreement. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company could be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows, the functionality of products in its industry segment overlaps and an increasing number of software patents are granted by the United States Patent and Trademark Office. Although the Company is not aware of any threatened litigation or infringement claims, there can be no assurance that a third party will not claim such infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. Failure to protect its proprietary rights or claims of infringement could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

OPERATIONS IN ISRAEL

The Company's research and development operations related to its Visual HDL products are located in Israel and may be affected by economic, political and military conditions in that country. Accordingly, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected if hostilities involving Israel should occur. This risk is heightened due to the restrictions on the Company's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel as described in "--Israeli Research, Development and Marketing Grants." In addition, while all of the Company's sales are denominated in U.S. dollars, a portion of the Company's annual costs and expenses in Israel are paid in Israeli currency. These costs and expenses were approximately $5.2, $4.7 and $4.3 million in 1998, 1997 and 1996, respectively. Payment in Israeli currency subjects the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation, which has been approximately 9%, 7% and 11% during 1998, 1997, and 1996, respectively. The Company's primary expense which is paid in Israeli currency is employee salaries for research and development activities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. In addition, coordination with and management of the Israeli operations requires the Company to address differences in culture, regulations and time zones. Failure to successfully address these differences could be disruptive to the Company's operations.

The Company's Israeli production facility has been granted the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. No "Approved Enterprise" tax benefits had been realized by Summit from its Israeli operations as of December 31, 1995 since the Israeli operations were still incurring losses at that time. During 1996, Summit realized income of $1.4 million from its Israeli operations and "Approved Enterprise" tax benefits of $53,000. During 1997, Summit realized income of $2.7 million from its Israeli operations and "Approved Enterprise" tax benefits of $702,000. During 1998, Summit realized income of $4.3 million from its Israeli operations and "Approved Enterprise" tax benefits of $1.9 million. Summit has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. However, there can be no assurance that Summit's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. Management of Summit intends to permanently reinvest earnings of the Israeli subsidiary outside the U.S.
If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary obtained research and development grants from the Office of the Chief Scientist (the "Chief Scientist") in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts have been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of December 31, 1998, approximately $187,000 was outstanding under the grant.

EMPLOYEES

As of December 31, 1998, the Company had 199 employees, 112 of whom were engaged primarily in research and development and related operations, 61 of whom were engaged primarily in sales and marketing and 26 of whom were engaged primarily in corporate management and administration. A total of 121 of these employees were located in the United States, 60 in Israel and 18 in Europe. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand.

ITEM 2.    PROPERTIES

The Company's principal facility, located in Beaverton, Oregon, consists of approximately 31,000 square feet of office space leased pursuant to an agreement which terminates on December 31, 1999. The rent and common area fees payable on this facility are currently approximately $28,000 per month. This space is used for the Company's U.S. research and development, production, sales and marketing and administration. The Company also leases approximately 12,000 square feet of office space in Herzlia, Israel for research and development pursuant to a lease that expires on December 8, 2003 with an option to renew for five years. The rent payable on this office space is currently $24,650 per month.

Additionally, the Company leases approximately 9,300 square feet of office space in San Jose, California and 5,000 square feet in New Brighton, Minnesota for research and development and sales activities. The aggregate rent payable for both facilities is currently approximately $35,000 per month, and the leases expire in October 2003 and June 1999, respectively.

The Company also leases office space for sales activities throughout the United States and Europe at an aggregate annual rental of approximately $200,000.

The Company expects that its current facilities will be adequate to serve its needs for the foreseeable future.(2)

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

-------------------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers and directors of the Company and their ages as of March 19, 1999 are as follows:

      Name                                   Age                   Position
      ----                                   ---      ----------------------------------------------------
Larry J. Gerhard....................         58       Chairman of the Board and Chief Executive Officer
Richard Davenport..................          54       President and Chief Operating Officer
C. Albert Koob......................         44       Vice President--Finance, Chief Financial Officer
                                                      and Secretary
Moshe Guy...........................         41       Vice  President, General Manager and Chief Operating
                                                      Officer Design Solutions Division
Eric Benhayoun......................         45       Vice President, General Manager--European Operations
Sharon L. Beelart..................          51       Corporate Controller
Arthur Fletcher.....................         34       Treasurer and Director of Investor Relations

Mr. Gerhard has served as Chief Executive Officer and Director of the Company since January 1993 and was elected Chairman of the Board in May 1996. Mr. Gerhard was President of the Company from January 1993 to February 1999. The Company currently expects that Mr. Gerhard will retire at the end of 1999(3). From November 1991 to November 1992, Mr. Gerhard was the President and Chief Executive Officer of Enterprise Communications and Computing Inc., a communications products provider for the Unix-based virtual mainframe market. Mr. Gerhard was the President and Chief Executive Officer of Ventura Software, Inc., a desktop publishing company and a wholly-owned subsidiary of Xerox Corporation from November 1989 to November 1991. Prior to that time,
Mr. Gerhard was employed for nine years with Decision Data, Inc., a supplier of peripherals and applications software for IBM System 3X and AS400, including the last three years as President and Chief Executive Officer.

Mr. Davenport has served as President and Chief Operating Officer of the Company since February 1999. Mr. Davenport was Vice President and Chief Operating Officer of the Company's Verification Products Division from September 1997 to February 1999. Mr. Davenport was the founder and CEO of SimTech from 1991 through September 1997. From 1987 through 1991, Mr. Davenport was a Regional Sales Manager for Gateway Design Automation and Cadence Systems.

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

Mr. Guy has served as Vice President, General Manager and Chief Operating Officer of the Design Solutions Division of Summit Design, Inc. since September of 1997. From May 1996 to September 1997 Mr. Guy served as General Manager of Summit Design (EDA) Ltd. Mr. Guy served as the Vice President of Product Marketing for Summit Design Inc. from February 1994 to May 1996. Mr. Guy was the Director of Marketing and Sales for SEE Technologies from January 1991 to February 1994. SEE Technologies was the continuation of the Israeli Design Center of Daisy and the main supplier of EDA Tools for Intergraph. From 1987 to 1991, Mr. Guy was a Technical Manager for Daisy Systems. Prior to that time, Mr. Guy held various engineering positions with companies in the computer design industry in Israel.

Mr. Benhayoun has served as Vice President, General Manager--European Operations since June 1996 and as Vice President--European Sales Operations from November 1994 to June 1996. From June 1994 to November 1994, Mr. Benhayoun was the European Marketing Manager for the Modeling Product Division of Synopsys. From March 1990 to June 1994, Mr. Benhayoun was the General Manager and Director of Logic Modeling Corporation France, an SDA provider which was acquired by Synopsys in January 1994. Prior to that time, he

(3) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Mr. Gerhard will continue his employment with the Company until December 31, 1999.

held various European sales and marketing management positions with Cadnetix Corporation and Daisy Systems, each an EDA supplier.

Ms. Beelart has served as Corporate Controller since December 1996. From April 1992 to December 1996, Ms. Beelart worked independently as a CPA and financial consultant, serving from April 1996 to December 1996 with Summit. From June 1986 to April 1992, Ms. Beelart served as the Chief Financial Officer of Sierra Detroit Diesel Allison, Inc., a $40 million distribution company in the San Francisco Bay Area. From January 1978 to June 1986, Ms. Beelart held various positions including audit manager with PricewaterhouseCoopers LLP.

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

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market under the trading symbol SMMT on October 18, 1996. The price for the Common Stock as of the close of business on March 19, 1999 was $3.563 per share. As of March 19, 1999, the Company had approximately 173 stockholders of record.

The following table sets forth the high and low sales prices per share of the Company's the Common Stock for the periods indicated:

1997:                                                                                         HIGH                   LOW
                                                                                              ----                   ---
                    First Quarter........................................................... $ 11.875             $ 7.375
                    Second Quarter...........................................................$  9.375             $ 5.250
                    Third Quarter............................................................$ 18.125             $ 7.625
                    Fourth Quarter...........................................................$ 18.750             $ 8.750


1998:
                    First Quarter............................................................$ 16.625             $ 9.438
                    Second Quarter...........................................................$ 17.125             $13.500
                    Third Quarter............................................................$ 15.375             $ 5.875
                    Fourth Quarter...........................................................$ 10.250             $ 4.750

1999:               First Quarter (through March 19, 1999)...................................$ 9.6250             $ 3.250

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

ITEM 6.    SELECTED FINANCIAL DATA


The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein. The selected financial data set forth below for the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of and for the years ended December 31, 1994, 1995 and 1996 are derived from the financial statements not included elsewhere herein.

                                                                       Years Ended December 31,
                                                 -------------------------------------------------------------------
                                                       1998         1997          1996           1995         1994
                                                 -------------------------------------------------------------------
                                                                (in thousands, except per share data)
Statement of Operations Data:
Revenue:
   Product licenses.......................           $33,589       $24,828       $15,446        $10,604        $9,327

   Maintenance and services...............             9,642         6,161         4,301          2,637         2,323

   Other..................................               367           450           567          1,051         1,517
                                                  ----------    ----------    ----------     ----------    ----------
     Total revenue........................            43,598        31,439        20,314         14,292        13,167

Cost of revenue
   Product licenses.......................               744           701           573            651           681

   Maintenance and services...............               955           632           466            400           390

   Amortization of purchased technologies.               661           219
                                                  ----------    ----------    ----------     ----------    ----------
     Total cost of revenue................             2,360         1,552         1,039          1,051         1,071

                                                  ----------    ----------    ----------     ----------    ----------
   Gross profit...........................            41,238        29,887        19,275         13,241        12,096

Operating expenses:
   Research and development...............            13,042         7,749         5,867          5,447         4,751

   Sales and marketing....................            11,713        10,591         9,319          7,547         5,947

   General and administrative.............             4,398         3,785         3,188          3,286         2,326

   Amortization of intangibles and goodwill            2,791           942            --             --            --
   Non-recurring charges..................             1,249(1)        379(1)         --             --            --
   In-process technology..................                --        11,689            --             --           647
                                                  ----------    ----------    ----------     ----------    ----------
     Total operating expenses.............            33,193        35,135        18,374         16,280        13,671

                                                  ----------    ----------    ----------     ----------    ----------
Income (loss) from operations.............             8,045        (5,248)          901         (3,039)       (1,575)

Other income (expense), net...............             1,093         6,619(2)        117           (172)         (103)
                                                  ----------    ----------    ----------     ----------    ----------
Income (loss) before income taxes.........             9,138         1,371         1,018         (3,211)       (1,678)

Income tax provision (benefit)............             4,037           940          (245)           400           404
                                                  ----------    ----------    ----------     ----------    ----------
Net income (loss).........................            $5,101          $431        $1,263        $(3,611)      $(2,082)
                                                  ----------    ----------    ----------     ----------    ----------
                                                  ----------    ----------    ----------     ----------    ----------
Net income (loss) per diluted share ......            $ 0.32         $0.03         $0.10         $(0.33)       $(0.22)
                                                  ----------    ----------    ----------     ----------    ----------
                                                  ----------    ----------    ----------     ----------    ----------
Number  of  shares  used  in  per  diluted  share
calculation ..............................            16,115        15,402        13,243         11,085         9,449

                                                                             December 31,
                                                  ------------------------------------------------------------------
                                                      1998         1997          1996           1995          1994
                                                  ----------    ----------    ----------     ----------    ----------
                                                                                     (in thousands)
Balance Sheet Data:
   Cash and cash equivalents..............          $ 27,693       $19,973       $19,801           $711        $1,203

   Working capital(deficit)...............            24,255        14,603        17,236           (540)         (439)

   Total assets...........................            50,210        39,670        28,700          9,151         8,097

   Long-term obligations, less current portion           791         1,224           916          1,462           743

   Total stockholders' equity ............            35,475        26,196        19,151            548         1,224

---------------

(1) Non-recurring charges relate to costs associated with mergers and acquisitions. During 1997, the Company incurred $379,000 in costs relating to the TriQuest acquisition. During 1998, the Company incurred $227,000 in costs relating to the ProSoft acquisition and approximately $1.0 million related to the terminated acquisition of OrCAD.

(2) Includes a gain of $5.6 million in connection with the sale of the TDS product line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock."

OVERVIEW

Summit was founded in December 1993 to act as the holding company for Test Systems Strategies, Inc. ("TSSI") and SEE Technologies, (now Summit Design
(EDA) Ltd.) (collectively , the "Reorganization"). TSSI was founded in 1979 to develop and market integrated circuit ("IC" or "chip") manufacturing test products. In January 1993, TSSI retained a new Chief Executive Officer and began to restructure its senior management team. Thereafter, the Company broadened its strategy from focusing primarily on manufacturing test products to include providing HLDA design creation and verification tools and integrating these with its core technology. As part of its strategy, in early 1994, TSSI acquired SEE Technologies, an Israeli company that, through its predecessor, began operations in 1983 and had operated primarily as a research and development and consulting company focused on the electronic design automation ("EDA") market. As a result of the Reorganization, TSSI and SEE Technologies became wholly-owned subsidiaries of Summit in the first quarter of 1994.

Prior to the Reorganization, the Company's TDS product and related maintenance revenue accounted for all of the Company's revenue. After the Reorganization and through June 30, 1997, the Company's revenue was predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. As a result of the July 1997 sale of the TDS product line, Design to Test products are no longer a source of revenue for the Company. With the acquisition of TriQuest in February 1997, SimTech, in September 1997, and ProSoft in June 1998, the Company has also derived revenue from verification products which include hardware-software co-verification, code coverage, and HDL debugging products as well as analysis, verification and RTL optimization tools.

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

Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer training. Product license revenue is derived from the sale of software licenses to distributors and end-users. Revenue from the sale of software licenses is recognized upon shipment of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable, otherwise revenue from such software products is deferred until such time as vendor obligations are met. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically 12 months. Revenue from customer training is recognized when the service is performed. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence (VSOE) of the fair value of the various elements within the arrangement. The Company sells its products through a direct sales force in North America and selected European countries and through distributors in the Company's other international markets. Revenue from product sales through distributors is recognized net of the associated distributor discounts. Fees received for granting distribution rights are deferred and recognized ratably over the term of the distribution agreement. Although the Company has not adopted a formal return policy, the Company generally reimburses customers in full for returned products. Estimated sales returns are recorded when the related revenue is recognized.

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

Summit entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Asia, Ltd. ("Summit Asia")) acquired exclusive rights to sell, distribute and support all of Summit's products in the Asia-Pacific regions, excluding Japan. Prior to that date, Anam was an independent distributor of Summit's products in Korea. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation ("ADC"). In May 1998, Summit exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong, Summit Design Asia, Ltd. ("SDA"). SDA also acquired an equity investment in ADC. In June 1998, Summit and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support Summit's products in Asia Pacific region, excluding Japan. SDA granted distribution rights to Summit's products to ADC for the Asia Pacific region, excluding Japan. For the year ended December 31, 1998 and 1997, sales through SDA and ADC combined accounted for 1.7% and 1.9% of Summit's revenue, respectively.

The Company accounts for its ownership interest in SDA and ADC on the equity method of accounting and, as a result, the Company's share of the earnings and losses of SDA and ADC are recognized as income or losses in the Company's income statement in "Other income, net." The Company does not expect SDA or ADC to recognize a profit for the foreseeable future and thus does not expect to recognize income from its investment in SDA or ADC for the foreseeable future, if at all. There can be no assurance that the restructuring will result in SDA or ADC becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase.

Approximately 36%, 34% and 50% of the Company's total revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made outside the United States which includes the Asia Pacific region and Europe. Approximately 22%, 22% and 34% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in the Asia Pacific region and approximately 14%, 12% and 16% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in Europe. The decline in the percentage of revenue from sales made outside the United States in 1998 and 1997 is primarily the result of (1) domestic sales to CSC, (2) the loss of Design to Test product sales in the last half of 1997 as a result of the sale of the product line, which had a strong international market, and (3) the addition of revenue from products acquired in the SimTech acquisition which had a principally domestic market. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of Summit's products in the Asia Pacific region have decreased and, there can be no assurance that economic conditions will not worsen or that demand for and sales of Summit's products in such region will not further decrease.(1)

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a pooling of interest in accordance with generally accepted accounting principles.

Effective July 1, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to CSC. The increase in the Company's product licenses revenue during the last twelve months has been primarily due to increased revenue associated with the Company's HLDA products. Substantially all of Summit's Design to Test product license revenue and related maintenance and services revenue for the nine months ended September 30, 1997 were attributable to the TDS products. As of July 1, 1997, TDS products ceased to be a source of such revenues. CSC assumed Summit's obligations under TDS maintenance contracts entered into prior to the closing and Summit has not recognized deferred revenue associated with such contracts since June 30, 1997.

The Company maintained exclusive rights to its Visual Testbench technology and CSC agreed to purchase a minimum of $16 million of Visual Testbench licenses over a thirty-month period beginning July 1997, subject to specified quarterly maximums and certain additional conditions, and $2 million of maintenance over an eighteen month period beginning July 1997. In December 1998, the Company and CSC agreed to amend the OEM agreement and as of December 31, 1998, CSC had satisfied its obligation to purchase $16.0 million of Visual Testbench licenses. CSC also obtained shared ownership of the Visual Testbench source code in December 1998 and has the right to sell Visual Testbench licenses based on the source code received from the Company.

On September 9, 1997, the Company acquired SimTech, a company that develops and distributes hardware-software co-verification, code coverage and HDL debugging software. The aggregate consideration for the acquisition was 1,256,800 shares of Summit common stock, 723,200 options to purchase Summit common stock and $3.9 million in cash. The transaction was accounted for using the purchase method of accounting. Accordingly, SimTech's results of operations for the period from September 9, 1997 are included in the consolidated statements of operations. The purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition.

After discussion with the staff of the Securities and Exchange Commission
(the "Staff") the Company restated the consolidated financial statements as of and for the quarters ended September 30, 1997, March 31, 1998, June 30, 1998 and September 30, 1998 and as of and for the year ended December 31, 1997 to reflect a change in the original accounting treatment to the September 1997 acquisition of SimTech.

---------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

In connection with the acquisition of SimTech, Summit repurchased 939,000 shares of common stock in private transactions at an average price of $12.30 per share for $11.6 million in September 1997.

On December 23, 1997, the Company announced that the Board of Directors had authorized the repurchase of up to 750,000 shares of the Company's Common Stock. From January 1, 1998 to May 12, 1998, the Company repurchased 162,500 shares of its common stock at a cost of $2.3 million. Summit subsequently reissued these shares through the exercise of stock options during the three months ended June 30, 1998. On June 29, 1998, Summit cancelled this stock repurchase plan.

On June 30, 1998 Summit completed its acquisition of ProSoft. ProSoft develops software tools used to verify embedded systems software prior to the availability of a hardware prototype. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of ProSoft options which were exchanged for options of Summit) was 248,334 shares of common stock. The transaction has been accounted for as a pooling-of-interests in accordance with generally accepted accounting principles. In compliance with such principles, Summit's financial statements have been restated to include the accounts of ProSoft as if the acquisition had occurred at the beginning of the first period presented.

In September 1998, the Company announced its proposed acquisition of OrCAD, Inc. In February 1999, Summit announced that its planned acquisition of OrCAD, Inc. had been terminated. During the quarter ended December 31, 1998, the Company incurred approximately $1.0 million in costs related to the terminated acquisition.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by selected income statement items.

Income statement data:

                                                                           Years Ended December 31,
                                                                --------------------------------------------------
                                                                    1998                1997               1996
                                                                --------------------------------------------------
Revenue:
     Product licenses..................................             77.1%               79.0%              76.0%
     Maintenance and services..........................             22.1                19.6               21.2
     Other   ..........................................              0.8                 1.4                2.8
                                                                -----------        ------------       ------------
          Total revenue................................            100.0               100.0              100.0
Cost of revenue:
     Product licenses..................................              1.7                 2.2                2.8
     Maintenance and services..........................              2.2                 2.0                2.3
     Amortization of purchased technologies                          1.5                 0.7                  -
                                                                -----------        ------------       ------------
          Total cost of revenue........................              5.4                 4.9                5.1
                                                                -----------        ------------       ------------
          Gross profit.................................             94.6                95.1               94.9
Operating expenses:
     Research and development..........................             29.9                24.7               28.9
     Sales and marketing...............................             26.8                33.7               45.9
     General and administrative........................             10.1                12.0               15.7
     Amortization of intangibles and goodwill..........              6.4                 3.0                  -
     Non  recurring charges............................              2.9(a)              1.2(a)               -
     In-process technology.............................                -                37.2                  -
                                                                -----------        ------------       ------------
          Total operating expenses.....................             76.1               111.8               90.5
                                                                -----------        ------------       ------------
Income (loss) from operations..........................             18.5               (16.7)               4.4
Other income, net......................................              2.5                21.1 (b)            0.6
                                                                -----------        ------------       ------------
Income (loss) before income taxes......................             21.0                 4.4                5.0
Income tax provision (benefit).........................              9.3                 3.0               (1.2)
                                                                -----------        ------------       ------------
Net income (loss)......................................             11.7%                1.4%               6.2%
                                                                -----------        ------------       ------------
                                                                -----------        ------------       ------------

(a) - Non-recurring charges relate to costs associated with mergers and acquisitions. During 1997, the Company incurred $379,000 in costs relating to the TriQuest acquisition. During 1998, the Company incurred $277,000 in costs relating to the ProSoft acquistiion and approximately $1.0 million related to the terminated acquisition of OrCAD.

(b) - Includes a gain of $5.6 million (17.7% of revenues) in conjunction with the sale of the TDS product line.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 38.7% from $31.4 million for the year ended December 31, 1997 to $43.6 million for the year ended December 31, 1998. Sales through one distributor, accounted for 14.0% and 12.1% of the Company's total revenue for the years ended December 31, 1998 and 1997, respectively. Sales to CSC accounted for 25.1% and 28.6% of the Company's total revenue for the years ended December 31, 1998 and 1997, respectively. Revenues for the years ended December 31, 1997 and 1998 include $6.2 million and $9.8 million of Visual Testbench licenses sales made pursuant to an OEM agreement with CSC. As of December 31, 1998, CSC had fully satisfied its obligation to purchase Visual Testbench licenses pursuant to the OEM agreement and the Company does not expect to receive any additional revenue from sales of Visual Testbench licenses to CSC.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA products and, additionally, from Design to Test products through June 30, 1997. Product licenses revenue increased by 35.3% from $24.8 million for the year ended December 31, 1997 to $33.6 million for the year ended December 31, 1998. Revenue from HLDA and Design to Test products accounted for 91.7% and 8.3%, respectively, of product licenses revenue for the year ended December 31, 1997, respectively, and 100% and 0% of product licenses revenue for the year ended December 31, 1998, respectively. The decline in revenue from Design to Test products is a result of the sale of the TDS product line effective July 1, 1997.

HLDA revenue increased 47.5% from $22.8 million for the year ended December 31, 1997 to $33.6 million for the year ended December 31, 1998. Revenues attributable to products existing in 1997 accounted for 46% of the increase in HLDA revenues, while revenues from products introduced in 1998 accounted for 54% of the increase in such revenues. A significant amount of the increase in the existing products revenue for 1998 over the same period in 1997 was attributable to sales of Visual Testbench and Visual to one customer. The increase in revenues from new products was primarily from sales of products developed from in-process technology acquired in the SimTech acquisition in September 1997.

Design to Test revenue decreased from $2.1 million for the year ended December 31, 1997 to $0 for the year ended December 31, 1998 as a result of the sale of all of the assets used in the business of developing and marketing the TDS Products effective July 1, 1997.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA and Design to Test products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 56.5% from $6.2 million for the year ended December 31, 1997 to $9.6 million for the year ended December 31, 1998. The increase in maintenance and services revenue was attributable to maintenance contracts for verification products acquired in the SimTech acquisition, a maintenance contract with one customer, and additional maintenance revenue related to growth in the installed base of HLDA customers over the previous year, less a decrease in Design to Test maintenance revenue of $1.4 million, due to the sale of the TDS product line.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. Other revenue decreased 18.4% from $450,000, for the year ended December 31, 1997 to $367,000 for the year ended December 31, 1998. In May 1997, a distribution agreement expired; and as a result, the distribution rights fees paid at the inception of the agreement and amortized into revenue, ($83,000 for the year ended December 31, 1997) were no longer a source of other revenue.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs plus the amortization of purchased technology acquired in the SimTech purchase. Cost of product licenses revenue increased 6.1% from $701,000 for the year ended December 31, 1997 to $744,000 for the year ended December 31, 1998. As a percentage of product licenses revenue, the cost of product licenses revenue decreased from 2.8% for the year ended December 31, 1997 to 2.2% for the year ended December 31,1998. This decrease was primarily due to leveraging fixed costs across increased product licenses revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 51.1% from $632,000 for the year ended December 31, 1997 to $955,000 for the year ended December 31, 1998. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 10.3% for the year ended December 31, 1997 to 9.9% for the year ended December 31, 1998. The decrease in the cost of maintenance and services revenue as a percentage of maintenance and services revenue was primarily a result of the 56.5% increase in maintenance and services revenue for the year ended December 31, 1998.

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $219,000 and $661,000 for the years ended December 31, 1997 and 1998, respectively.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 68.3% from $7.7 million for the year ended December 31, 1997 to $13.0 million for the year ended December 31, 1998. As a percentage of total revenue, research and development expenses increased from 24.7% for the year ended December 31, 1997 to 29.9% for the year ended December 31, 1998. The majority of the increase was attributable to compensation expense recorded in connection with the Company's acquisition of SimTech in September 1997. The Company recorded a total of $4.4 million of compensation expense for shares issued as part of the acquisition which were contingent upon continued employment and were being expensed as the employment obligation lapsed. This expense was being recorded on a straight-line basis over the two year employment obligation period. However, in December 1998, the employment agreements to which this contingent compensation related were amended to eliminate the continued employment obligation. At that time, the remaining unrecorded compensation was expensed. As a result, the Company recorded $723,000 and $3.7 million of compensation related to contingent employment for the years ended December 31, 1997 and 1998, respectively. The remaining increase in research and development expenses was primarily attributable to an increase in the number of engineers employed by the Company. During the second half of 1997, the Company hired 38 additional engineers. The Company believes that significant investment in research and development is required to remain competitive in its markets, and the Company, therefore, anticipates that research and development expenses will increase in absolute dollars in future periods, but may vary as a percentage of total revenue.(2)

Software development costs are accounted for in accordance with Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs have been expensed as incurred since technological feasibility generally has not been established until shortly before the release of a new product, and no material development costs have been incurred after establishment of technological feasibility.

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 10.6% from $10.6 million for the year ended December 31, 1997 to $11.7 million for the year ended December 31, 1998. This increase was primarily attributable to expenses related to the sales and marketing of products acquired in the SimTech acquisition in September 1997. As a percentage of total revenue, sales and marketing expenses decreased from 33.7% for the year ended December 31, 1997 to 26.9% for the year ended December 31, 1998. The decrease was primarily attributable to the increase in total revenue for 1998. The decrease was also attributable to the Company hiring fewer sales and marketing personnel than planned during 1998. The Company expects sales and marketing expenses to continue to increase in absolute dollars, in part due to the hiring of additional sales and marketing personnel.(2)

-----------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, legal and auditing expenses of the Company. General and administrative expenses increased 16.2% from $3.8 million for the year ended December 31, 1997 to $4.4 million for the year ended December 31, 1998. As a percentage of total revenue, general and administrative expenses decreased from 12.0% for 1997 to 10.1% for 1998. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue in 1997. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations. (2)

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of purchased technologies) and $3.8 million of goodwill as part of the SimTech acquisition which are being amortized to expense on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $942,000 and $2.8 million for the years ended December 31, 1997 and 1998, respectively.

NON-RECURRING CHARGES

Non-recurring charges relate to costs associated with mergers and acquisitions. During 1997, the Company incurred $379,000 in costs relating to the TriQuest acquisition. During 1998, the Company incurred $227,000 in costs relating to the ProSoft acquisition and approximately $1.0 million related to the terminated acquisition of OrCAD.

IN-PROCESS TECHNOLOGY

For the year ended December 31, 1997, $11.7 million of the purchase price for the acquisition of SimTech ($25.4 million) was allocated to in-process technology and, accordingly, was expensed as of the acquisition date (September 9, 1997). The amount allocated to the in-process technology represented the technology that had not yet reached technological feasibility and had no alternative future use. The Company had no acquisitions in 1998 that generated a charge to in-process technology.

The value assigned to purchased in-process technology in 1997 was related primarily to two research projects for which technological feasibility had not been established, V-CPU ($8.1 million) and HDL Score ($3.1 million). The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects, and discounting the net cash flows back to their present value adjusted for the stage of completion of the technologies at the date of acquisition.

-----------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

Summit released the commercial version of the V-CPU hardware/software co-verification product in the first quarter of 1998, consistent with expectations at the time of the acquisition. A market requirement for extensive embedded system component interfaces called bus functional models ("BFM") and instruction set simulators ("ISS") was underestimated in the introduction schedule and has caused delays in initial sales of the product. Summit introduced the HDL Score product in the second quarter of 1998, approximately four months later than originally anticipated, due to delays in completing the control logic support functionality that was essential for product introduction to take place. For 1998, revenues from the sales of the products acquired in connection with the SimTech acquisition fell short of forecast by 10%. The Company's forecast of revenues for 1999 reflects that the shortfall of revenues in 1998 related to HDL Score will be realized in 1999 and that V-CPU will have revenues that are approximately 50% of those originally estimated due to the delays in availability of BFM's and ISS's.(2) Although these delays affected the timing of the realization of revenue from these products as originally estimated by Summit, Summit believes the aggregate revenue streams originally anticipated from these products will be realized and that there has been no material change in expected return on investment related to these products. (2) However, there can be no assurance that Summit will realize revenue for V-CPU and HDL Score in the amounts estimated, and actual revenue realized from either or both of these products may be significantly lower than expected.(1)

INTEREST EXPENSE

Interest expense decreased from $12,000 for the year ended December 31, 1997 to $4,000 for the year ended December 31, 1998 due to the expiration of certain capital leases obligations.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's share of the earnings and losses of SDA and ADC and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $1.1 million for the years ended December 31, 1998 and 1997. Interest income increased approximately $200,000, to $1.3 million for the year ended December 31, 1998. This increase was offset by losses recorded on the equity method which were incurred in SDA and ADC.

GAIN ON SALE OF TDS PRODUCT LINE

On July 11, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products to CSC for $5 million. CSC assumed certain liabilities,

-------------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

including the Company's obligations under TDS maintenance contracts entered into prior to the closing. The Company has recorded a gain on the sale of $5.6 million in 1997.

INCOME TAX PROVISION

The income tax provision increased from $940,000 for the year ended December 31, 1997 to $4.0 million for the year ended December 31, 1998. The Company utilized substantially all its U.S. Federal and State net operating loss carryforwards to offset a considerable portion of U.S. taxable income for the year ended December 31, 1997. The provision of $940,000 for 1997 is comprised of $1.7 million of Federal, State and foreign taxes payable, less $719,000 of deferred tax benefit recognized for NOL's available from the TriQuest acquisition as well as research and development credits and alternative minimum tax credits. The provision of $4.0 million for 1998 is comprised of $3.4 million of Federal, State and foreign taxes payable, plus $659,000 of deferred tax liabilities. The effective tax rate decreased from 69% for the year ended December 31, 1997 to 44% for the year ended December 31, 1998. The 1997 effective tax rate was high primarily due to the write-off of in-process research and development costs which are not deductible for tax purposes, reduced by the tax benefit realized in 1997 for utilizing the net operating loss carryforwards. The 1998 effective tax rate is higher than the statutory rate due primarily to nondeductible amortization and contingent stock compensation expense relating to the SimTech acquisition.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue increased by 54.8% from $20.3 million for the year ended December 31, 1996 to $31.4 million for the year ended December 31, 1997. Sales through one distributor, accounted for 12.1% and 14.7% of the Company's total revenue for the years ended December 31, 1997 and 1996, respectively. Revenues for the year ended December 31, 1997 include $6.2 million of Visual Testbench licenses sales pursuant to an OEM agreement with CSC. Sales to CSC accounted for 28.6% of the Company's total revenue for the year ended December 31, 1997. No customer accounted for more than 10% of the Company's total revenue for the year ended December 31, 1996.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA products and, additionally, from Design to Test products through June 30, 1997. Product licenses revenue increased by 60.7% from $15.4 million for the year ended December 31, 1996 to $24.8 million for the year ended December 31, 1997. Revenue from HLDA and Design to Test products accounted for 72.6% and 27.4%, respectively, of product licenses revenue for the year ended December 31, 1996 and 91.7% and 8.3%, respectively, of product licenses revenue for the year ended December 31, 1997.

HLDA revenue increased 103.2 % from $11.2 million for the year ended December 31, 1996 to $22.8 million for the year ended December 31, 1997. Revenue attributable to products existing in 1996 accounted for 76% of the increase in HLDA revenues, while revenues from products introduced in 1997 accounted for 23% of the increase in such revenues. A significant amount of the increase in existing products revenue over the same period in 1996 was attributable to sales of Visual Testbench and Visual to one customer. The increase in revenues from new products was primarily from sales of products added as a result of the SimTech acquisition.

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

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 35.6% from $466,000 for the year ended December 31, 1996 to $632,000 for the year ended December 31, 1997. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 10.8% for the year ended December 31, 1996 to 10.3% for the year ended December 31, 1997. The decrease in the cost of maintenance and services revenue as a percentage of maintenance and services revenue was primarily a result of the Company operating below forecasted staffing levels during the first half of 1997. The Company increased headcount during the second half of 1997.

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $219,000 for the year ended December 31, 1997.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased 32.1% from $5.9 million for the year ended December 31, 1996 to $7.7 million for the year ended December 31, 1997. A significant amount of the increase was attributable to compensation expense in the amount of $723,000 for the year ended December 31, 1997 recorded in connection with the Company's acquisition of SimTech in September 1997. The Company recorded $4.4 million of compensation expense for shares issued as part of the acquisition which were contingent upon continued employment and were being expensed as the employment obligation lapsed. In connection with the sale of the TDS product line on July 1, 1997, the Company's research and development staff decreased by 15 engineers. With the acquisition of SimTech on September 9, 1997 the Company added 28 engineers. Additionally, the Company added a net of 25 engineers during 1997. As a percentage of total revenue, research and development expenses decreased from 28.9% for the year ended December 31, 1996 to 24.6% for the year ended December 31, 1997 primarily due to the increase in total revenue for 1997. The Company believes that significant investment in research and development is required to remain competitive in its markets, and the Company, therefore, anticipates that research and development expenses will increase in absolute dollars in future periods, but may vary as a percentage of total revenue.(2)

Software development costs are accounted for in accordance with Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs have been expensed as incurred since technological feasibility generally has not been established until shortly before the release of a new product, and no material development costs have been incurred after establishment of technological feasibility.

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

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, legal and auditing expenses of the Company. General and administrative expenses increased 18.7% from $3.2 million for the year ended December 31, 1996 to $3.8 million for the year ended December 31, 1997. As a percentage of total revenue, general and administrative expenses decreased from 15.7% for 1996 to 12.0% for 1997. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue in 1997. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations. (2)

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of purchased technologies) and $3.8 million of goodwill as part of the SimTech acquisition which are being amortized to expense on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $942,000 for the year ended December 31, 1997.

NON-RECURRING CHARGES

Non-recurring charges relate to costs associated with mergers and acquisitions. During 1997, the Company incurred $379,000 in costs relating to the TriQuest acquisition.

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


-------------------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

The value assigned to purchased in-process technology was related primarily to two research projects for which technological feasibility had not been established, V-CPU ($8.1 million) and HDL Score ($3.1 million). The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects, and discounting the net cash flows back to their present value adjusted for the stage of completion of the technologies at the date of acquisition.

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

Estimated cost of sales of 5% is consistent with Summit's current cost of sales and future expectations for cost of sales. Sales, marketing and general administrative costs are expected to be higher than the Company's average costs in the introduction phase and then stabilize upon introduction at levels that are expected to be consistent with the Company's expected overall costs in these areas in future periods. Research and development costs are expected to be higher than the Company's average costs in the introduction and early phases of product sales and then decline below the Company's average costs as sales of the products begin to decline in 2001. This research and development cost pattern is consistent with the Company's historical experience through product life cycles. Income taxes were estimates at 30%, which are consistent with the Company's anticipated tax rate for the foreseeable future.(1)

Summit released the commercial version of the V-CPU hardware/software coverification product in the first quarter of 1998, consistent with expectations at the time of the acquisition. A market requirement for extensive embedded system component interfaces called bus functional models ("BFM") and instruction set simulators ("ISS") was underestimated in the introduction schedule and has caused delays in initial sales of the product. Summit introduced the HDL Score product in the second quarter of 1998, approximately four months later than originally anticipated, due to delays in completing the control logic support functionality that was essential for product introduction to take place. For 1998, revenues from the sales of the products acquired in connection with the SimTech acquisition fell short of forecast by 10%. The Company's forecast of revenues for 1999 reflects that the shortfall of revenues in 1998 related to HDL Score will be realized in 1999 and that V-CPU will have revenues that are approximately 50% of those originally estimated due to the delays in availability of BFM's and ISS's.(2) Although these delays affected the timing of the realization of revenue from these products as originally estimated by Summit, Summit believes the aggregate revenue streams originally anticipated from these products will be realized and that there has been no material

---------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

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

GAIN ON SALE OF TDS PRODUCT LINE

On July 11, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products to CSC for $5 million. CSC assumed certain liabilities, including the Company's obligations under TDS maintenance contracts entered into prior to the closing. The Company has recorded a gain on the sale of $5.6 million.

INCOME TAX PROVISION

The income tax provision increased from a benefit of $245,000 for the year ended December 31, 1996 to a tax provision of $940,000 for the year ended December 31, 1997. The Company utilized substantially all its U.S. Federal and State net operating loss carryforwards to offset a considerable portion of U.S. taxable income for the year ended December 31, 1997. The provision of $940,000 for 1997 is comprised of $1.7 million of Federal, State and foreign taxes payable, less $719,000 of deferred tax benefit recognized for NOL's available from the TriQuest acquisition as well as research and development credits and alternative minimum tax credits. The provision for 1996 is comprised primarily of Japanese withholding tax of approximately 10% on Japanese sales through June 1996 and alternative minimum tax. The effective tax rate increased from a benefit of 24% for the year ended December 31, 1996 to 69% for the year ended December 31, 1997. The 1996 effective tax rate was substantially lower than the statutory rate due primarily to the utilization of previously unrecognized deferred tax assets. The 1997 effective tax rate was high primarily due to the write-off of in-process technology costs which are not deductible for tax purposes, reduced by the tax benefit realized in 1997 for utilizing the net operating loss carryforwards.

---------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

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

The Company has foreign income tax net operating losses of approximately $5.6 million at December 31, 1998. These foreign losses were generated in Israel over several years and have not yet received final assessment from the Israeli government. Consequently, management is uncertain as to the availability of a substantial portion of such foreign loss carryforwards.

The Company is also subject to risk that United States and foreign tax laws and rates may change in a future period or periods, and that any such changes may materially adversely affect the Company's effective tax rate. As a result of the factors described above and other related factors, there can be no assurance that the Company will maintain a favorable tax rate in future periods. Any increase in the Company's effective tax rate, or variations in the effective tax rate from period to period, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering in October 1996, raising $16.2 million, net of offering expenses. Prior to the IPO, the Company had financed its operations primarily through the private placement of approximately $15.4 million of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of December 31, 1998, the Company had approximately $27.7 million in cash and cash equivalents. Additionally, the Company has a $1.0 million bank line of credit with a bank. The line of credit expires on April
30, 1999 and borrowings thereunder accrue interest at specified percentages above the prime lending rate based on the Company's ratio of debt to tangible net worth. Advances under the line of credit are limited to a specified percentage of eligible accounts receivable (as defined in the line of credit). Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory and general intangible assets, including its intellectual property rights. As of December 31, 1998, the Company had no borrowings outstanding under this line of credit.

The Company is obligated to lend up to $2.5 million to an independent software Company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime plus 2%. At December 31, 1998, $1.7 million had been advanced to the independent software company.

As of December 31, 1998, the Company had working capital of approximately $24.3 million.

Net cash generated by operating activities was approximately $11.9 million, $12.1 million and $4.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. For the year ended December 31, 1998, cash generated by operating activities resulted primarily from an increase in profitability, and to a lesser extent from an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable. For the year ended December 31, 1997, cash generated by operating activities resulted primarily from improved collection of accounts receivable, an increase in deferred revenues and accrued liabilities and profitability during the period. For 1996, cash generated from operating activities resulted primarily from increases in deferred revenue and profitability during the period.

Net cash used in investing activities was approximately $4.5 million, $1.3 million, and $855,000 for the years ended December 31, 1998, 1997 and 1996, respectively. For the year ended December 31, 1998, net cash used was primarily related to the acquisition of furniture and equipment and loans to an independent software development company and to an unconsolidated joint venture. For the year ended December 31, 1997, net cash used was primarily related to the acquisition of furniture and equipment, the acquisition of SimTech, and a loan to an independent software development company, which was partially offset by proceeds from the sale of the TDS product line. During 1996, net cash used in investing activities was related primarily to the acquisition of furniture and equipment.

Net cash provided by financing activities was approximately $345,000 and $15.3 million for the years ended December 31, 1998 and 1996, respectively. Net cash used in financing activities was approximately $10.6 million for the year ended December 31, 1997. The net cash provided in 1998 was primarily a result of the proceeds from the issuance of stock through stock option plans and the employee stock purchase plan and the tax benefit of option exercises, partially offset by the repurchase of $2.3 million of the Company's outstanding common stock. For the year ended December 31, 1997 net cash used in financing activities resulted primarily from the Company purchasing approximately 939,000 shares of treasury stock and repayment of debt, less proceeds from the issuance of common stock. The net cash provided in 1996 was primarily a result of the Company's initial public offering, partially offset by the repayment of $2.1 million of outstanding debt and capital lease obligations.

The Company presently believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will satisfy the Company's anticipated working capital and other cash requirements for at least the next 12 months.(2)

YEAR 2000

The Year 2000 issue results from computer programs written using two, rather than four, digits to define the applicable year. These computer programs may recognize a date using "00" as the year 1900 instead of 2000 and cause system failures or miscalculations, material disruptions of business operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business operations. If Summit, its significant customers, suppliers, service providers and other related third parties fail to

---------------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 38 for a discussion of factors that could affect future performance.

take the necessary steps to correct or replace these problematic computer programs, the Year 2000 issue could have a material adverse effect on Summit. Summit cannot, however, quantify the impact at this time.

Summit has begun upgrading or replacing the software packages underlying its financial, production, communication, desktop and other systems, as appropriate, to address the Year 2000 issue. It has also performed an in-depth analysis of all of its products and is in the process of modifying those products that are not Year 2000 compliant. Moreover, Summit is contacting all major external third parties that provide products and services to Summit to assess their readiness for the Year 2000.

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

Summit has begun the remediation phase of Summit's internal information technology systems and has set October 1999 as the target for Year 2000 compliance of all of Summit's internal information technology systems. Summit's internal information technology systems include Summit's finance systems and those systems used in the research and development of Summit's products.

Summit's products are subject to periodic upgrades. These upgrades are typically released to end-users once a year. Summit intends to modify its products, as required, in order to make such products Year 2000 compliant by July 1999.

Summit is currently in the process of creating contingency plans for its internal information technology systems and products. These contingency plans are expected to be in place by October 31, 1999. In the event Summit's information technology systems and/or products are not Year 2000 compliant by October 31, 1999, Summit will decide at that time whether to implement the necessary contingency plan(s).

Summit has queried its important suppliers and service providers and is presently obtaining assurances and verification from those selected third parties that they are or will be Year 2000 complaint. The inability of those parties to complete their Year 2000 resolution process could materially impact Summit. The effects of non-compliance by third parties where no system interface exists is not determinable.

Summit will determine whether a contingency plan is necessary in relation to third parties with whom Summit has material relationships once the assessment of these third parties' Year 2000 compliance is complete. It is anticipated that third party assessment will be complete by July 31, 1999.

Concurrent with performing the above steps, Summit will make certain investments in systems, applications and products to address Year 2000 issues. Summit has not tracked internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. Summit has, however, hired external consultants to resolve internal information system issues related to the resolution of the Year 2000 issue. Identifiable expenditures for these consultants were approximately $250,000 through December 31, 1998. Expenditures to resolve Year 2000 issues are not expected to be material and are expected to be, funded through cash generated from operations.

Summit's plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including continued availability of certain resources, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences included the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         FACTORS WHICH MAY CAUSE SUMMIT'S OPERATING RESULTS TO FLUCTUATE. Summit's quarterly operating results and cash flows have fluctuated in the past and have fluctuated significantly in certain quarters. Such fluctuations resulted from several factors including the size and timing of orders, the incurrence of a large one-time charge as a result of an acquisition, seasonal factors, the rate of acceptance of new products, product, customer and channel mix, and lengthy sales cycles. These fluctuations are likely to continue in future periods as a result of the factors discussed above and potentially due to corporate acquisitions and consolidations and the integration of acquired entities and the incurrence of any large one-time charges as a result of any acquisitions, the timing of new product announcements and introductions by Summit and its competitors, the rescheduling or cancellation of customer orders, Summit's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of Summit and its competitors, product quality issues, currency fluctuations and general economic conditions.

         REVENUE DIFFICULT TO FORECAST. Summit's revenue is difficult to forecast for several reasons. Summit operates with little product backlog because its products are typically shipped shortly after orders are received. Consequently, license backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected revenue. As a result, license fee revenue in any quarter is difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, Summit generally recognizes a substantial portion of its revenue in the last month of the quarter, frequently in the latter part of the month. Any significant deferral of purchases of the Company's products could have a material adverse affect on the Company's business, financial condition and results of operations in any particular quarter, and, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Quarterly license fee revenue is also difficult to forecast because Summit's sales cycle is typically six to nine months and varies substantially from customer to customer. In addition, a portion of Summit's sales are made through indirect channels and can be harder to predict.

         SHORTFALLS IN REVENUE COULD ADVERSELY IMPACT QUARTERLY OPERATING RESULTS. Summit establishes its expenditure levels for product development, sales and marketing and other operating activities based primarily on its expectations as to future revenue. Because a high percentage of Summit's expenses are relatively fixed in the near term, if revenue in any quarter is below expectations, expenditure levels could be disproportionately high as a percentage of revenue and Summit's operating results would be materially adversely affected.

     OPERATING RESULTS LIKELY TO FLUCTUATE. Based upon the factors described above, Summit believes that its quarterly revenue, expenses and operating results are likely to vary significantly from quarter to quarter, that period-to-period comparisons of its operating results are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of Summit's future performance. Additionally, as of December 31, 1998, CSC had satisfied its obligation to purchase a minimum number of Visual Testbench licenses pursuant to an OEM agreement entered into in July 1997, and the Company does not expect to receive any additional revenue from sales of Visual Testbench to CSC. Summit will need to replace this revenue and the failure of Summit to replace this revenue would have a material adverse affect on Summit's operating results. Due to the foregoing or other factors, Summit's results of operations are likely to be below investors' and market makers' expectations in some quarters, which could have a severe adverse effect on the market price of Summit's Common Stock.

DEPENDENCE ON HLDA PRODUCTS

Summit's future success depends primarily upon the broad market acceptance of Summit's existing and future HLDA products. Summit commercially shipped its first HLDA product, Visual HDL for VHDL, in the first quarter of 1994. For the years ended December 31, 1998, 1997 and 1996, revenue from HLDA products and related maintenance contracts represented 100%, 88.8%, and 63.9%, respectively, of Summit's total revenue. As a result, factors adversely affecting sales of these products, including increased competition, inability to successfully introduce enhanced or improved versions of these products, product quality issues and technological change, could have a material adverse effect on Summit's business, financial condition and results of operations.

UNCERTAINTY OF BROAD MARKET ACCEPTANCE OF HLDA PRODUCTS

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

Traditionally, EDA customers have been risk averse in accepting new design methodologies. Because many of Summit's tools embody new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge to the Company and makes the introduction and acceptance of new products unpredictable. The Company's Visual Testbench product, introduced in the fourth quarter of 1995, provides a new methodology and requires a change in the traditional design flow for creating IC test programs. Accordingly, the Company cannot predict the extent, to which it will realize revenue from Visual Testbench in excess of the revenue already received from CSC pursuant to an OEM agreement entered into in July 1997.

COMPETITION.

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

The Company competes on the basis of certain factors including product capabilities, product performance, price, support of industry standards, ease of use, first to market and customer technical support and service. The Company believes that they compete favorably overall with respect to these factors. However, in particular cases, the Company's competitors may offer HLDA products with functionality which is sought by the Company's prospective customers and which differs from that offered by the Company. In addition, certain competitors may achieve a marketing advantage by establishing formal alliances with other EDA vendors. Further, the EDA industry in general has experienced significant consolidation in recent years, and the acquisition of one of the Company's competitors by a larger, more established EDA vendor could create a more significant competitor. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. There can be no assurance that the Company's current and future competitors will not be able to develop products comparable or superior to those developed by the Company or to adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

DEPENDENCE ON ELECTRONICS INDUSTRY MARKET. Because the electronics industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures, certain segments, including the computer, semiconductor, semiconductor test equipment and telecommunications industries, have experienced sudden and unexpected economic downturns. During these periods, capital spending is commonly curtailed and the number of design projects often decreases. Because the Company's sales are dependent upon capital spending trends and new design projects, negative factors affecting the electronics industry could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. A number of electronics companies, including customers of the Company, have recently experienced a slowdown in their businesses. The Company's future operating results may reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from customers and other factors.

DEPENDENCE ON THIRD PARTIES FOR PRODUCT INTEROPERABILITY.

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

NEW PRODUCTS AND TECHNOLOGICAL CHANGE; EVOLVING INDUSTRY STANDARDS.

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

RISKS OF SOFTWARE DEFECTS.

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

DEPENDENCE ON DISTRIBUTORS.

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 23%, 29% and 46% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made through distributors. Effective April 1, 1996, the Company entered into a joint venture with Anam pursuant to which the joint venture corporation Summit Asia acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia Pacific region, excluding Japan. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation "ADC." In May 1998, Summit exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong which was renamed Summit Design Asia, Ltd. "SDA." SDA also has an equity investment in ADC. In June 1998, Summit and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support Summits products in the Asia Pacific region, excluding Japan. SDA granted distribution rights to Summit's products to ADC for the Asia Pacific region, excluding Japan. There can be no assurance that this restructuring will result in Summit Asia or ADC becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its HLDA products in Japan with Seiko. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. The agreement was renewed for an additional five-year term which began in February 1999. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. Sales through Seiko accounted for 14%, 12%, and 15%, of Summit's total for the years ended December 31, 1998, 1997, and 1996, respectively.

There can be no assurance that Summit's relationships with Seiko, SDA, and ADC will be effective in maintaining or increasing sales relative to the levels experienced prior to such relationships. The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Seiko, SDA and ADC, as well as the Company's other distributors, may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

INTERNATIONAL SALES AND OPERATIONS.

Approximately 36%, 34%, and 50% of Summit's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made outside the United States, which includes the Asia Pacific region and Europe. Approximately , 22%, 22%, and 34% of Summit's revenue for years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in the Asia Pacific region and approximately 14%, 12% and 16% of Summit's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in Europe. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of Summit's products in the Asia Pacific region have decreased and there can be no assurance that such adverse economic conditions will not worsen or that demand for and sales of Summit's products in such region will not further decrease.

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

The Company has consummated a series of acquisitions including the acquisition of TriQuest in February 1997, SimTech in September 1997, and ProSoft in June 1998. As a result of these acquisitions, Summit's operating expenses are expected to continue to increase. There can be no assurance that the integration of TriQuest's, SimTech's and ProSoft's business can be successfully completed in a timely fashion, or at all, or that the revenues from TriQuest and SimTech will be sufficient to support the costs associated with the acquired businesses, without adversely affecting Summit's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows. In addition, Summit regularly evaluates acquisition opportunities. Future acquisitions by Summit, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, and large one-time charges which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse effect on Summit's results of operations.

OPERATIONS IN ISRAEL

     RISKS ASSOCIATED WITH OPERATING IN ISRAEL. The Company's research and development operations related to its Visual HDL products are located in Israel and may be affected by economic, political and military conditions in that country. Accordingly, the Company's business, financial condition and results of operations could be materially adversely affected if hostilities involving Israel should occur. This risk is heightened due to the restrictions on the Company's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel as described in "--Israeli Research, Development and Marketing Grants." In addition, while all of the Company's sales are denominated in U.S. dollars, a portion of the Company's annual costs and expenses in Israel are paid in Israeli currency. These costs and expenses were approximately $5.2, $4.7 and $4.3 million in 1998, 1997 and 1996, respectively. Payment in Israeli currency subjects the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation, which has been approximately 9%, 7% and 11% during 1998, 1997, and 1996, respectively. The Company's primary expense which is paid in Israeli currency is employee salaries for research and development activities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. In addition, coordination with and management of the Israeli operations requires the Company to address differences in culture, regulations and time zones. Failure to successfully address these differences could be disruptive to the Company's operations.

     RISKS ASSOCIATED WITH "APPROVED ENTERPRISE" STATUS. The Company's Israeli production facility has been granted the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. No "Approved Enterprise" tax benefits had been realized by Summit from its Israeli operations as of December 31, 1995 since the Israeli operations were still incurring losses at that time. During 1996, Summit realized income of $1.4 million from its Israeli operations and "Approved Enterprise" tax benefits of $53,000. During 1997, Summit realized income of $2.7 million from its Israeli operations and "Approved Enterprise" tax benefits of $702,000. During 1998, Summit realized income of $4.3 million from its Israeli operations and "Approved Enterprise" tax benefits of $1.9 million. Summit has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. However, there can be no assurance that the Company's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. Management of Summit intends to permanently reinvest earnings of the Israeli Subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

DEPENDENCE ON KEY PERSONNEL

The Company's success will continue to depend in large part on its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. The Company has entered into employment agreements with certain of its executive officers, however, such agreements do not guarantee the services of these employees and do not contain non-competition provisions. In addition, the Company recently entered into new employment agreements with Larry Gerhard, the Company's Chief Executive Officer, and C. Albert Koob, the Company's Chief Financial Officer. Mr. Gerhard is currently entitled to certain guaranteed severance payments and has been provided incentives to remain with Summit through December 31, 1999. Absent an agreement between Mr. Gerhard and Summit to continue his employment after December 31, 1999, Mr. Gerhard's employment will terminate as of such date. Summit currently expects that Mr. Gerhard will retire at the end of 1999, although there can be no assurance that Mr. Gerhard will continue his employment until such date. The Company intends to seek a qualified replacement for Mr. Gerhard prior to his planned retirement. Mr. Koob's employment agreement provides that he is entitled to certain guaranteed severance payments if he remains employed through July 31, 1999. The Company is in the process of negotiating an amendment to Mr. Koob's employment agreement that would provide him with a financial incentive to continue his employment until December 31, 1999, although there can be no assurance that an agreement will be reached or that Mr. Koob would continue his employment until such date. The Company's failure to timely hire suitable replacements for either Mr. Gerhard or Mr. Koob prior to or after their departure could have a material adverse effect on Summit.

Competition for personnel in the software industry in general, and the EDA industry in particular, is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key personnel or that it will be successful in attracting and retaining other qualified technical, sales and marketing and management personnel in the future. The loss of any key employees or the inability to attract and retain additional qualified personnel may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company has obtained a $1 million "key person" life insurance policy on its Chief Executive Officer. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of additional personnel, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

NEED TO EXPAND SALES AND MARKETING ORGANIZATIONS

The Company's success will depend on its ability to build and expand its sales and marketing organizations. The Company hired fewer sales and marketing personnel than planned during 1998 and hired most of the new sales and marketing personnel at the end of 1998. As a result of the lack of sales people, the Company's revenues for the fourth quarter of 1998 were lower than expected. In February 1998, the Company's Senior Vice President of Worldwide Marketing and Sales resigned. While the Company has filled the position of Vice President of Marketing, the Company is still seeking a Vice President of Sales. The Company's future success will depend in part on its ability to hire and retain qualified sales and marketing personnel and the ability of these new persons to rapidly and effectively transition into their new positions. Competition for qualified sales and marketing personnel is intense, and the Company may not be able to hire and retain the number of sales and marketing personnel needed which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary obtained research and development grants from the Chief Scientist in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts have been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of December 31, 1998, approximately $187,000 was outstanding under the grant.

LIMITATIONS ON PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     NO ASSURANCE THAT EFFORTS TO PROTECT PROPRIETARY TECHNOLOGY WILL SUCCEED. The Company's success depends in part upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, licensing arrangements and technical means to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to, and distribution of, its software, documentation and other proprietary information. In addition, the Company's products are protected by hardware locks and software encryption techniques designed to deter unauthorized use and copying. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently.

The Company provides products to end-users primarily under "shrink-wrap" license agreements included within the packaged software In addition, the Company delivers certain of its verification products electronically under an electronic version of a "shrink-wrap" license agreement. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

RISKS OF INFRINGEMENT CLAIMS. The Company could be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows, the functionality of products in its industry segment overlaps and an increasing number of software patents are granted by the United States Patent and Trademark Office. There can be no assurance that a third party will not claim such infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. Failure to protect its proprietary rights or claims of infringement could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

YEAR 2000

Summit is currently reviewing its products, internal systems and infrastructure in order to identify and modify those products and systems that are not Year 2000 compliant. Summit expects any required modification to be made on a timely basis and does not believe that the cost of any such modification will have a material adverse effect on Summit's operating results. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, implementation of any such modifications and inability to implement such modifications could have an adverse effect on Summit's future operating results.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

INTEREST RATE RISK. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issue. The Company attempts to protect and preserve its invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates and the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

FOREIGN CURRENCY RISK. The Company pays the expenses of its international operations in local currencies. The Company's international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

The Company is also exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material.

INVESTMENT RISK. The Company has made equity investments in ADC and SDA and has provided loans to ADC and a privately-held, independent software company for business and strategic purposes.. These investments are included in other long-term assets and are accounted for under the equity method when ownership is greater than 20% and the Company does not exert control. For these investments in privately-held companies, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPORTING DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Page
                                                                               -----
Report of Independent Accountants.............................................  47

Consolidated Balance Sheets as of December 31, 1998 and 1997..................  48

Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1997 and 1996..............................................  49

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996..............................................  50

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996..............................................  51

Notes to Consolidated Financial Statements....................................  52

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Summit Design, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Summit Design, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP


Portland, Oregon
February 3, 1999

                               SUMMIT DESIGN, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                     DECEMBER 31,
                                                                           ------------------------------
                                                                                 1998           1997
                                                                           ------------------------------
                                  ASSETS
Current assets:
     Cash and cash equivalents....................................                $27,693       $19,973
     Accounts receivable, less allowance for doubtful accounts
        of $511 and $592..........................................                  8,852         5,131
     Prepaid expenses and other...................................                    862           540
     Deferred income taxes........................................                    792         1,209
                                                                                  -------        ------
          Total current assets....................................                 38,199        26,853

Furniture and equipment, net......................................                  4,113         2,698
Intangibles, net..................................................                  2,870         5,571
Goodwill, net.....................................................                  2,742         3,493
Deposits and other assets.........................................                  2,286         1,055
                                                                                  -------        ------
          Total assets............................................               $ 50,210      $ 39,670
                                                                                 ========      ========

                                LIABILITIES
Current liabilities:
     Long-term debt, current portion..............................               $     54        $  134
     Capital lease obligation, current portion....................                     43            49
     Accounts payable.............................................                  2,520         1,211
     Accrued liabilities..........................................                  5,687         5,182
     Deferred revenue.............................................                  5,640         5,674
                                                                                  -------        ------
          Total current liabilities...............................                 13,944        12,250

Long-term debt, less current portion..............................                    156           194
Capital lease obligation, less current portion....................                      -            43
Deferred revenue, less current portion............................                    146             -
Deferred income taxes.............................................                    489           987
                                                                                  -------        ------
          Total liabilities.......................................                 14,735        13,474
                                                                                  -------        ------

Commitments  and contingencies (Notes 10 and 17)

                           STOCKHOLDERS' EQUITY
Common stock, $.01 par value. Authorized 30,000; issued
   and outstanding 15,457 shares in 1998 and 15,841
   shares in 1997.................................................                    155           159
Additional paid-in capital........................................                 44,039        51,412
Treasury stock, at cost, 939 shares in 1997.......................                      -       (11,555)
Accumulated deficit...............................................                (8,719)       (13,820)
                                                                                  -------        ------
          Total stockholders' equity..............................                 35,475        26,196
                                                                                  -------        ------
          Total liabilities and stockholders' equity..............                $50,210      $ 39,670
                                                                                  =======      ========


          The accompanying notes are an integral part of the consolidated financial statements.

                             SUMMIT DESIGN, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                                        YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                                  1998              1997               1996
                                                                --------          --------             --------
Revenue:
     Product licenses............................                $33,589          $ 24,828             $ 15,446

     Maintenance and services....................                  9,642             6,161                4,301

     Other   ....................................                    367               450                  567
                                                                --------          --------             --------
          Total revenue..........................                 43,598            31,439               20,314
                                                                --------          --------             --------
Cost of revenue:
     Product licenses............................                    744               701                  573
     Maintenance and services....................                    955               632                  466
     Amortization of purchased technologies......                    661               219                    -
                                                                --------          --------             --------
          Total cost of revenue..................                  2,360             1,552                1,039
                                                                --------          --------             --------
Gross profit ....................................                 41,238            29,887               19,275
Operating expenses:
     Research and development....................                 13,042             7,749                5,867
     Sales and marketing.........................                 11,713            10,591                9,319
     General and administrative..................                  4,398             3,785                3,188
     Amortization of intangibles and goodwill                      2,791               942                    -
     Non-recurring charges related to
          acquisitions...........................                  1,249               379                    -
     In-process technology.......................                     -             11,689                    -
                                                                --------          --------             --------
          Total operating expenses...............                 33,193            35,135               18,374
                                                                --------          --------             --------
Income (loss) from operations....................                  8,045            (5,248)                 901
Interest expense.................................                     (4)              (12)                (101)
Other income, net................................                  1,097             1,057                  218
Gain on sale of TDS product line.................                     -              5,574                   -
                                                                --------          --------             --------
Income before income taxes.......................                  9,138             1,371                1,018
Income tax provision (benefit)...................                  4,037               940                 (245)
                                                                --------          --------             --------
Net income   ....................................                $ 5,101             $ 431              $ 1,263
                                                                --------          --------             --------
                                                                --------          --------             --------
Net income per share - Basic:....................
   Net income per share..........................                 $ 0.34            $ 0.03                $0.10
                                                                --------          --------             --------
                                                                --------          --------             --------
   Number of shares used in .....................
   computing basic net income per share..........                 15,155            14,403               12,240

Net income per share - Diluted:..................
   Net income per share..........................                 $ 0.32            $ 0.03                $0.10
                                                                --------          --------             --------
                                                                --------          --------             --------
   Number of shares used in .....................
   computing diluted net income per share........                 16,115            15,402               13,243


         The accompanying notes are an integral part of the consolidated financial statements.

                               SUMMIT DESIGN, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1998, 1997 and 1996
                          (In thousands, except shares)

                                 Convertible
                               Preferred Stock       Common Stock                   Treasury Stock
                             ------------------   -------------------  Additional   ---------------                  Total
                                                                        Paid-in                       Accumulated     Stock-
                                                                                                                     holders'
                              Shares     Amount     Shares     Amount   Capital     Shares   Amount     Deficit       Equity
                            ----------   ------   ----------   ------   -------     ------   ------     -------       ------
Balance, December 31,
  1995 ....................  9,183,729     $535    2,233,260      $64    $15,463          -      $-    $(15,514)        $548
Issuance of convertible
  Preferred stock..........    290,938      986                                                                          986
Issuance of common stock in
  in initial public
  offering, net of Issuance
  costs....................                        2,000,000       20     16,204                                      16,224
Issuance of common stock
  under stock option
  plan and other...........                          383,952        6        134                                         140
Conversion of preferred
  Stock to common
  stock.................... (9,474,667)  (1,521)   9,474,667       95      1,418                                          (8)
Repurchase of common
  stock....................                          (12,737)                (2)                                          (2)
Conversion of TriQuest
  Common stock.............                                       (44)        44                                           -
Net income.................                                                                               1,263        1,263
                             ---------   ------   ----------   ------    -------     ------   ------     -------      ------
Balance, December 31,
  1996.....................          -        -   14,079,142      141     33,261          0         0   (14,251)      19,151
Issuance of common stock...                           29,733                   3                                           3
Issuance of common stock
  Under stock option plan..                          440,711       5         563                                         568
Issuance of common stock
  Under employee stock
  Purchase plan............                           58,701       1         349                                         350
Repurchase of common
  stock....................                          (23,760)                 (4)                                         (4)
Issuance of common stock
  in conjunction with a
  business combination.....                        1,256,777      12      15,538                                      15,550
Purchase of treasury stock.                                                        (939,381)  (11,555)               (11,555)
Tax benefit of option
  exercises................                                                  969                                         969
Amortization of contingent
  share liability..........                                                  733                                         733
Net income.................                                                                                  431         431
                             ---------   ------   ----------   ------    -------     ------   ------     -------      ------
                                     0        0   15,841,304      159     51,412   (939,381)  (11,555)   (13,820)     26,196
Balance, December 31, 1997
Issuance of common stock...                           14,616                  11                                          11
Issuance of common stock
  Under stock option plan..                          460,590        5        994                                         999
Issuance of common stock
  Under employee stock
  Purchase plan............                           80,252        1        602                                         603
Purchase of treasury stock                                                         (162,500)   (2,330)                (2,330)
Reissuance-treasury stock                                                 (2,330)   162,500     2,330
Retirement treasury stock..                         (939,381)     (10)   (11,545)   939,381    11,555                      0
Amortization of contingent
  share liability                                                          3,666                                       3,666
Tax benefit of option
exercises..................                                                1,229                                       1,229
Net income.................                                                                                5,101       5,101
                             ---------   ------   ----------   ------    -------     ------   ------     -------      ------
Balance, December 31, 1998           0       $0   15,457,381     $155    $44,039          -       $-     $(8,719)    $35,475
                             ---------   ------   ----------   ------    -------     ------   ------     -------      ------

                    The accompanying notes are an integral part of the consolidated financial statements.

                                              SUMMIT DESIGN, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                         1998             1997            1996
                                                                      ----------       ----------      ----------
Cash flows from operating activities:
     Net income...................................................      $ 5,101         $    431        $ 1,263
     Adjustments to reconcile net income  to net cash provided by
        (used in) operating activities:
          Depreciation and amortization...........................        4,649            1,984            870
          Amortization of contingent share liability..............        3,666              733              -
          Loss on asset disposition...............................            -                2             18
          Gain on sale of TDS product line........................            -           (5,574)             -
          Write-off of acquired in-process technology.............            -           11,689              -
          Deferred taxes..........................................          (81)          (1,044)          (500)
          Equity in losses of and transactions with unconsolidated
           joint venture..........................................          520               77             33
          Changes in assets and liabilities:
               Accounts receivable................................       (3,721)             951            (21)
               Prepaid expenses...................................         (322)             (13)          (157)
               Accounts payable...................................        1,309             (254)           406
               Accrued liabilities................................          505            1,667            561
               Deferred revenue...................................          112            1,601          2,067
               Other, net.........................................          134             (145)           127
                                                                      ---------       ----------      ---------
                    Net cash provided by operating activities            11,872           12,105          4,667
                                                                      ---------       ----------      ---------
Cash flows from investing activities:
     Additions to furniture and equipment........................        (2,619)          (1,613)          (763)
     Acquisitions, net of cash received..........................             -           (3,816)             -
     Proceeds from sale of TDS product line......................             -            4,666              -
     Proceeds from sale of assets................................             7               30              8
     Notes receivable advances...................................        (1,210)            (565)             -
     Notes receivable repayments.................................            75                -              -
     Investment in and advances to joint venture.................          (750)               -           (100)
                                                                      ---------       ----------      ---------
                    Net cash used in investing activities........        (4,497)          (1,298)          (855)
                                                                      ---------       ----------      ---------
Cash flows from financing activities:
     Issuance of preferred stock.................................                              -            977
     Issuance of common stock, net of expenses...................         1,613              922         16,364
     Tax benefit of option exercises.............................         1,229              969              -
     Payments to acquire treasury stock..........................             -          (11,555)             -
     Proceeds from notes payable and long-term debt..............             -                -             96
     Repurchase of common stock..................................        (2,330)              (4)            (2)
     Principal payments of debt obligations......................          (118)            (898)        (1,952)
     Principal payments of capital lease obligations.............           (49)             (69)          (205)
                                                                      ---------       ----------      ---------
                    Net cash provided by (used in) financing
                          activities.............................           345          (10,635)        15,278
                                                                      ---------       ----------      ---------
                    Increase in cash and cash equivalents........         7,720              172         19,090
Cash and cash equivalents, beginning of year.....................        19,973           19,801            711
                                                                      ---------       ----------      ---------
Cash and cash equivalents, end of year...........................       $27,693         $ 19,973        $19,801
                                                                      ---------       ----------      ---------
                                                                      ---------       ----------      ---------

Supplemental disclosure (see Note 16)


         The accompanying notes are an integral part of the consolidated financial statements.

                               SUMMIT DESIGN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY:

Summit Design, Inc. (Summit or the Company) develops, manufactures and markets software which enhances and accelerates the creation of electronic systems and integrated circuits using top-down design methodologies. The Company provides software products for design specification entry, design analysis and verification. Subsidiaries of the Company are located in the United States, Israel and Finland. The Company markets and sells its products in the United States, Europe, and Asia through its direct sales force and distributor relationships.

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

REVENUE RECOGNITION

Product licenses revenue is derived from the sale of software licenses to distributors and end-users. Revenue from the sale of product licenses is recognized upon delivery of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable, otherwise revenue from such software products is deferred until such time as vendor obligations are met. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence (VSOE) of the fair value of the various elements within the arrangement. Revenue from product sales through distributors is recognized net of the associated distributor discounts. The Company provides a ninety-day warranty that its products are free from defects. Estimated sales returns and provisions for insignificant vendor obligations and estimated warranty costs are recorded when revenue is recognized.

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

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 31, 1998 and 1997, substantially all of the Company's cash and cash equivalents are invested in interest-bearing deposits and other short-term investments with several major banks.

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

INTANGIBLES AND GOODWILL

Intangibles, which include purchased technologies and other intangibles are being amortized on a straight-line basis over two to five years for purchased technologies and two years for other intangibles. Purchased technology represents acquired software which has been fully developed, achieved technological feasibility, reached commercial viability, and is generating revenue. Goodwill, which represents the excess of the purchase price over identifiable net assets acquired, is being amortized over five years. The carrying value of intangible assets and goodwill are reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable.

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

The Company has made equity investments in ADC and SDA and has provided loans to ADC and a privately-held, independent software company for business and strategic purposes. The Company identifies and records impairment losses on these investments when events and circumstances indicate that such assets might be impaired.

FOREIGN CURRENCY TRANSLATION

The Company's subsidiaries in Israel and Finland uses the U.S. dollar as its functional currency for financial reporting purposes. The Company's sales to foreign distributors and customers are denominated in U.S. dollars. Operating expenses of the Company's subsidiary in Israel and other international operations are paid in the local currency. Transaction gains and losses, as well as gains and losses experienced with respect to remeasurement to the functional currency are recorded in the consolidated statement of operations. As the gains and losses are insignificant in 1997 and 1998, such amounts were recorded as other income, net.

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

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximated fair value as of December 31, 1998 and 1997 because of the relatively short maturity of these instruments. The carrying value of capital lease obligations and long-term debt approximated fair value as of December 31, 1998 and 1997, based upon the interest rates available to the Company for similar instruments.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 128 EARNINGS PER SHARE effective for fiscal periods ending after December 15, 1997. Basic EPS is computed using the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The statement was effective for fiscal years beginning after December 15, 1997 and has not significantly modified the disclosure of segment information for the Company.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement also permits reduced disclosures for nonpublic entities. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement has not had any effect on the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for fiscal years beginning after June 15, 1999. Management does not expect the adoption of this statement to have any effect on the consolidated financial statements.

During the first quarter of 1998, the Company adopted Statements of Position
(SOP) 97-2, "Software Revenue Recognition" and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition."
The provisions of SOPs 97-2 and 98-4 have been applied to transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (VSOE) of the fair value of the various elements in a multiple element arrangement Revenue from the sale of software licenses is recognized at the later of the time of shipment or satisfaction of all acceptance terms. The revenue allocated to maintenance is recognized ratably over the term of the maintenance agreement and revenue allocated to services is recognized as the services are performed.

The Company analyzed the elements included in its multiple element arrangements and determined that the Company has sufficient evidence to allocate revenue to the license and maintenance components of its product licenses. The adoption of SOPs 97-2 and 98-4 did not have a significant effect on revenue recognized for the year ended December 31, 1998.

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

The following presents the previously separate results of Summit and TriQuest (in thousands):

                                       Two Months Ended                  Years Ended
                                       -----------------    --------------------------------------
                                       February 28, 1997    December 31, 1996    December 31, 1995
                                       -----------------    -----------------    -----------------
                                          (unaudited)
    Summit
       Revenues....................               $1,473              $20,163              $14,292
       Net income (loss)...........                 (921)               2,688               (3,123)

    TriQuest
       Revenues....................                  199                  151                    -
       Net income (loss)...........                  143               (1,425)                 (488)

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

After discussion with the staff of the Securities and Exchange Commission (the "Staff"), the Company restated the consolidated financial statements as of and for the quarters ended September 30, 1997, March 31, 1998, June 30, 1998 and September 30, 1998 and as of and for the year ended December 31, 1997 to reflect a change in the original accounting treatment to the September 1997 acquisition of SimTech.

The total consideration at estimated fair value as originally reported and as restated is summarized as follows (in thousands):

                                                                          Originally         As
                                                                           Reported       Restated
                                                                          ----------      --------
           Cash.........................................................   $ 3,875         $ 3,875
           Common stock of Summit.......................................    11,367          14,649
           Options to purchase Summit common stock......................     5,299           5,299
           Other direct acquisition costs...............................       315             315
                                                                          ----------      --------
                                                                           $20,856         $24,138
                                                                          ----------      --------
                                                                          ----------      --------

The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations have been combined with those of Summit since the date of acquisition. The allocation of the purchase price to the net assets acquired based upon their estimated fair values as originally reported and as restated is summarized as follows (in thousands):

                                                                          Originally         As
                                                                           Reported       Restated
                                                                          ----------      --------
           Current assets...............................................   $   937         $   937
           Property and equipment.......................................       377             377
           In-process technology........................................    19,937          11,689
           Purchased technology.........................................     1,037           2,390
           Identifiable intangibles.....................................       735           4,079
           Goodwill     ................................................         -           3,756
           Current liabilities assumed..................................      (707)           (707)
           Unearned revenue assumed.....................................    (1,460)         (1,460)
           Deferred taxes...............................................         -          (1,322)
           Compensation expense contingent upon future employment.......         -           4,399
                                                                          ----------      --------
                                                                           $20,856         $24,138
                                                                          ----------      --------
                                                                          ----------      --------

The amount allocated to in-process technology was written off immediately subsequent to the acquisition of SimTech as the in-process technology had not reached technological feasibility and had no probable alternative future use. The amounts allocated to purchased technology and identifiable intangibles are being amortized on a straight-line basis over two to five years. Additionally, the Company recorded a charge to expense for shares issued in the transaction which were contingent upon continued employment for up to two years from the acquisition date. A total of $4.4 million of compensation expense was recorded as the employment obligation lapsed.

The following table reflects unaudited pro forma combined results of operations of the Company and SimTech on a basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented, excluding the effect of the one-time charge of in-process technology:

                                                               December 31,              December 31,
                                                                   1996                      1997
                                                               ------------              ------------
                                                                (in thousands, except per share data)
                Revenues                                           $ 24,391                   $35,278
                                                               ------------              ------------
                                                               ------------              ------------
                Net income (loss)                                  $ (4,104)                  $ 6,563
                                                               ------------              ------------
                                                               ------------              ------------
                Basic net income (loss) per share                  $  (0.31)                  $  0.43
                                                               ------------              ------------
                                                               ------------              ------------
                Diluted net income (loss) per share                $  (0.31)                  $  0.40
                                                               ------------              ------------
                                                               ------------              ------------
                Number of shares used in computing basic
                net income per share                                 13,292                    15,268
                                                               ------------              ------------
                                                               ------------              ------------
                Number of shares used in computing diluted
                net income per share                                  13,292                    16,267
                                                                ------------              ------------
                                                                ------------              ------------

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

6.   FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following (in thousands):

                                                                        December 31,
                                                                      ---------------
                                                                       1998     1997
                                                                      ------   ------
Office furniture and equipment..............................          $1,201   $  596

Computer equipment..........................................           5,138    3,679

Leasehold improvements......................................             491       66
                                                                      ------   ------
                                                                       6,830    4,341

Less accumulated depreciation and amortization..............          (2,717)  (1,643)
                                                                      ------   ------

                                                                      $4,113   $2,698
                                                                      ------   ------
                                                                      ------   ------


7.   NOTE RECEIVABLE:

In July 1997, the Company entered into an agreement to lend up to $2.5 million to an independent software development company pursuant to a loan agreement which is collateralized by the intellectual property and stock of the software development company. Borrowings under this agreement bear interest at prime rate plus 2%. Total amounts due to the Company under this agreement at December 31, 1998 and 1997 were $1.7 million and $490,000, respectively, and are included in other non-current assets.

8.   NOTE PAYABLE TO BANK:

The Company has available a $1 million line of credit with U.S. National Bank of Oregon, which matures April 30, 1999 and is collateralized by accounts receivable, inventory, chattel paper, general intangibles, patents, trademarks, copyrights and products and proceeds of the foregoing. Maximum borrowings under the line shall not exceed 75% of eligible accounts receivable. Interest on the unpaid balance accrues at prime and is payable monthly. The prime rate at December 31, 1998 was 7.75%. There was no amount outstanding at December 31, 1998.

The line of credit agreement contains financial covenants, including covenants relating to maintenance of a minimum level of working capital, net worth, the ratio of debt to net worth and dividend restrictions. The Company was in compliance with these covenants at December 31, 1998.

9.   ACCRUED LIABILITIES:

Accrued liabilities consists of the following (in thousands):

                                                             December 31,
                                                           ---------------
                                                            1998     1997
                                                           ------   ------
Payroll and related benefits...........................    $3,051   $2,887
Sales and marketing....................................       332      435
Accounting and legal...................................       310      260
Federal and state income taxes payable.................     1,549      819
Sales taxes payable....................................       160      114
Other..................................................       285      667
                                                           ------   ------
                                                           $5,687   $5,182
                                                           ------   ------
                                                           ------   ------


10.   LEASES:

The Company is obligated under capital leases for equipment that expire at various dates during the next three years. The leased assets are included in equipment at a capitalized amount of $197,000 at December 31, 1998 and 1997. Related accumulated amortization of $153,000 and $108,000 at December 31, 1998 and 1997 is included in accumulated depreciation.

The Company has entered into significant noncancelable operating leases for the use of buildings in Beaverton, Oregon, Herzlia, Israel, and San Jose, California. Rental expense was approximately $653,000, $495,000, and $470,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease payments under these operating and capital leases for the years ending December 31 are as follows (in thousands):

                                                             Capital   Operating
                                                             Leases     Leases
                                                             -------   ---------
1999......................................................   $45       $1,349
2000......................................................     -          966
2001......................................................     -          953
2002......................................................     -          759
2003......................................................     -          617
                                                             -------   ---------

     Total minimum lease payments.........................    45       $4,644
                                                                       ---------
                                                                       ---------

     Less amount representing interest (at 4%)............    (2)
                                                             -------
     Present value of minimum capital lease payments......    43
     Current portion of capital lease obligation .........   (43)
                                                             -------
     Capital leases obligation, less current portion......   $ -
                                                             -------
                                                             -------


11.   LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                           December 31,
                                                         ----------------
                                                          1998     1997
                                                         ------   ------
Marketing grant payable to the Israeli government......    $187     $261
Other..................................................      23       67
                                                         ------   ------
                                                            210      328
Current portion........................................     (54)    (134)
                                                         ------   ------
Non-current portion....................................    $156     $194
                                                         ------   ------
                                                         ------   ------

The Chief Scientist grant represents research and development funding of approximately $232,000 in 1993 and $608,000 in 1995 received from the Israeli government. The Company repaid both the 1993 and 1995 grants in full during 1997.

The Company received a Marketing Fund grant of $423,000 from the Israeli Ministry of Industry and Trade through December 31, 1998. This grant is to be repaid at the rate of 3% of the increase in export sales of all Israeli products over the base year until repaid.

Future principal payments of debt outstanding for the years ending December 31 are as follows (in thousands):

      1999...................    $54
      2000...................    156
                                 ---
                                 210
                                 ---
                                 ---

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

1994 INCENTIVE STOCK OPTION PLAN

The Company has an Incentive Stock Option Plan ("1994 Plan") pursuant to which the Company may grant options to employees and consultants. Under the terms of the 1994 Plan, the option price is determined as the fair value of the Company's common stock at the time the option is granted. Under the 1994 Plan, 2,822,000 shares of common stock are authorized for issuance. Options granted prior to the Company's initial public offering generally became immediately exercisable. Shares issued are subject to repurchase until vested. Options granted subsequent to the Company's initial public offering are exercisable upon vesting. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the date of grant.

There were 342,026, 2,659, and 366,094 shares of common stock reserved for the grant of stock options under the 1994 Plan at December 31, 1998, 1997 and 1996, respectively.

1996 DIRECTOR OPTION PLAN

Non-employee directors are entitled to participate in the Company's 1996 Director Option Plan (the "Director Plan"). The Director Plan provides for an automatic grant of an option to purchase 7,500 shares of common stock to each non-employee director on the date on which the Director Plan becomes effective or, if later, an option to purchase 10,000 shares of common stock on the date on which the person first becomes a non-employee director and 10,000 shares on the date of the annual meeting of each subsequent year, provided that he or she is then a non-employee director and, provided further, that on such date he or she has served on the Board for at least six months. Options granted under the Director Plan generally become vested and all exercisable 12 months after the grant date and are granted at an exercise price equal to 100% of the fair market value per share on the date of the grant. The company has reserved 150,000 shares of common stock for issuance under the Director Plan. The Company granted 40,000 options under this Director Plan in both 1997 and 1998.

1997 NONSTATUTORY STOCK OPTION PLAN

The Company established the 1997 Nonstatutory Stock Option Plan ("Nonstatutory Plan") in order to provide additional incentive to employees, directors and consultants. Options granted under the Nonstatutory Plan will be nonstatutory stock options and are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the grant date. In addition, no more than 25,000 options may be granted to directors and persons considered "officers" by the NASDAQ Stock Market. The maximum aggregate number of shares of common stock authorized for issuance is 250,000 shares. The Company granted 101,623 options under the Nonstatutory Plan in 1998.

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                              Exercise
                                              Options        Price Range
                                             ---------     ---------------
Balance, December 31, 1995...............    1,163,482     $0.02 -- $ 2.50
     Options granted.....................      722,575     $0.33 -- $10.50
     Options exercised...................     (345,278)    $0.02 -- $ 2.50
     Options canceled....................     (146,905)    $0.02 -- $10.50
                                             ---------
Balance, December 31, 1996...............    1,393,874     $0.02 -- $10.50
     Options granted.....................    1,643,121     $0.08 -- $17.00
     Options exercised...................     (470,715)    $0.02 -- $ 7.00
     Options canceled....................     (442,906)    $0.02 -- $12.75
                                             ---------
Balance, December 31, 1997                   2,123,374     $0.08 -- $17.00
     Options granted.....................      380,599     $6.75 -- $15.88
     Options exercised...................     (623,087)    $0.08 -- $ 9.25
     Options canceled....................     (147,773)    $1.17 -- $17.00
                                             ---------
Balance, December 31, 1998                   1,733,113     $0.08 -- $17.00
                                             ---------
                                             ---------

The following are the shares exercisable at the corresponding weighted average exercise price at December 31, 1998, 1997, and 1996, respectively:
780,195 at $5.2121, 949,261 at $2.3119, and 1,186,986 at $2.0662. The
weighted average exercise price per share of options outstanding at December 31, 1998 is $6.976. The following are the weighted average grant date fair value of options granted for the years ended December 31, 1998, 1997, and 1996, respectively: $12.00, $8.96, and $5.95. At December 31, 1998, 127,083
shares are subject to repurchase.

Effective September 13, 1995, the Board of Directors of the Company approved an adjustment to the exercise price of the Company's outstanding stock options with an exercise price in excess of $1.75. All outstanding options subject to the adjustment were repriced to $1.75, the fair market value at that date as determined by the Board. Participation by each option holder was voluntary.

The following table summarizes information about stock options outstanding at December 31,1998:

                            Options Outstanding                  Options Exercisable
                   -----------------------------------------   -----------------------
                                    Weighted        Weighted    Weighted      Weighted
                     Shares         Average         Average      Shares       Average
   Range of        Outstanding     Contractual      Exercise   Exercisable    Exercise
Exercise Prices    at 12/31/98   Remaining Life      Price     at 12/31/98     Price
----------------   -----------   ---------------    --------   -----------    --------
$ 0.08 to $ 0.62   318,423             6.59         $ 0.3778     223,916      $ 0.3237
$ 1.17 to $ 1.95   250,275             7.25           1.7116     159,203        1.7053
$ 4.67 to $ 7.00    94,160             9.08           6.1831      41,712        6.2183
$ 8.13 to $ 9.50   642,938             8.57           8.8846     277,025        8.9756
$ 9.63 to $10.50   197,000             8.98           9.9194      34,833        9.6522
$12.75 to $17.00   230,317             9.24          14.2973      43,506       14.7214

1996 EMPLOYEE STOCK PURCHASE PLAN

The Company has established the 1996 Employee Stock Purchase Plan ("1996 Purchase Plan"). The 1996 Purchase Plan, which is intended to qualify under
Section 423 of the Internal Revenue code, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their base salary up to a maximum of $25,000 of common stock for all purchase periods ending within any calendar year. The price of common stock purchased under the 1996 Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first day of each 24 month offering period or the last day of the applicable six-month purchase period. The Company has reserved 385,000 shares of common stock for issuance under the 1996 Purchase Plan. The Company issued approximately 80,252 shares of common stock under the 1996 Purchase Plan during 1998.

SFAS NO. 123 DISCLOSURE

The Company applies APB No. 25 and related interpretations in accounting for its plans. However, in accordance with SFAS No. 123, pro forma disclosures as if the Company adopted the cost recognition requirements under No. SFAS 123 in 1998, 1997 and 1996 are presented below.

The fair value of each option granted during the years ended December 31,1998, 1997, and 1996 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                   1998     1997      1996
                                   ----     ----      ----
Average dividend yield                0%       0%        0%
Expected volatility                  57%      44%       46%
Expected life in years                4        4         5
Risk free interest rate:
     Low                          4.050%   5.787%    5.546%
     High                         5.665%   6.421%    6.543%

Had the Company used the fair value methodology for determining compensation expense, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below (in thousands, except per share data):

                                                                1998        1997    1996
                                                               ------     -------   ------
Net income - as reported                                       $5,101     $   431   $1,263
Net income (loss)- pro forma                                   $1,802     $(1,496)  $  714
Diluted net income per common share - as reported              $ 0.32     $  0.03   $ 0.10
Diluted net income (loss) per common share - pro forma         $ 0.11     $ (0.10)  $ 0.05

The effect of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

13.   INCOME TAXES:

The provision (benefit) for income taxes consists of the following (in thousands):

                                                   Years Ended December 31,
                                               ------------------------------
                                                1998          1997       1996
                                               ------       --------     ----
Current:
     Federal................................   $1,811         $765       $ 26
     State..................................      457          426          4
     Foreign................................    1,110          468        225
                                               ------        ------       ---
                                                3,378        1,659        255
                                               ------        ------       ---
Deferred:
     Federal................................      693        (486)       (373)


     State..................................       93          14         (27)
     Foreign................................     (127)       (247)       (100)
                                               ------        ------      -----
                                                  659        (719)       (500)
                                               ------        ------     -----
                                               $4,037       $ 940       $(245)
                                               ------        ------     -----
                                               ------        ------     -----

The difference between the effective income tax rate and the statutory U.S. federal income tax rate is as follows (in thousands):



                                                                          Years Ended December 31,
                                                                     ----------------------------------
                                                                       1998          1997        1996
                                                                      ------       ---------    ------
Tax provision (benefit) at statutory rate.......................      $1,554        $  (452)     $  826
In-process technology...........................................           -          3,974           -
Amortization of Goodwill........................................         255            101           -
Compensation expense for contingent stock.......................       1,246            282           -
Alternative minimum tax.........................................           -              -          26
Foreign taxes...................................................         983            221         225
Deferred taxes:
   Utilization of net operating losses..........................           -         (3,392)     (1,509)
Other...........................................................        (343)          (210)        183
State...........................................................         342            416           4
                                                                      ------        -------      ------
                                                                      $4,037        $   940       $(245)
                                                                      ------        -------      ------
                                                                      ------        -------      ------

The tax provision (benefit) at statutory rate is calculated based on U.S. income and does not include tax on earnings from foreign operations. Tax on earnings from foreign operations is included in foreign income and withholding taxes.

At December 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes which can be used to offset future income subject to taxes. In addition, there are unused foreign tax credits which may be available for offset against future federal income taxes after use of the loss carryforwards. Such loss carryforwards and tax credits are summarized below (in thousands):

                                                                  Expiration
                                                    Amount          Dates
                                                    ------      ------------
Loss carryforwards:
     Federal....................................    $1,035      2009 -- 2010
     State......................................     1,035      2009 -- 2010
Foreign tax credits (federal only)..............       625      2000 -- 2001

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

The approximate effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                                    December 31,
                                                                               --------------------
                                                                                1998         1997
                                                                               ------       -------
Deferred tax assets:
     Federal and state net operating loss carryforwards............            $  398       $   548
     Foreign operating loss carryforwards..........................               336           563
     Research and experimentation credit carryforwards.............                 -           313
     Foreign tax credit carryforwards..............................               625           727
     Other deferred tax items......................................               271           773
                                                                               ------       -------
          Total deferred tax assets................................             1,630         2,924
     Less valuation allowances.....................................              (336)         (563)
                                                                               ------       -------
          Net deferred tax assets..................................             1,294         2,361
                                                                               ------       -------
Deferred tax liabilities:
     Other deferred tax items......................................              (991)       (2,139)
                                                                               ------       -------
          Total deferred tax liabilities...........................              (991)       (2,139)
                                                                               ------       -------
          Net deferred taxes.......................................            $  303       $   222
                                                                               ------       -------
                                                                               ------       -------
Net deferred income taxes:
      Current                                                                  $  792       $ 1,209
      Deferred                                                                   (489)         (987)
                                                                               ------       -------
                                                                               $  303       $   222
                                                                               ------       -------
                                                                               ------       -------

The Company has established a valuation allowance against a portion of deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 1998 and 1997 was a decrease of approximately $227,000 and $4,455,000, respectively. The decrease in the valuation allowance for the year ended December 31, 1998 resulted from a decrease in the effective tax rate in Israel. The decrease in the valuation allowance for the year ended December 31, 1997 resulted primarily from the utilization of net operating loss carryforwards and management's evaluation of the future recoverability of net deferred tax assets due to the likelihood of future taxable income.

14.   RECONCILIATION OF EARNINGS PER SHARE

The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                                             December 31,
                                                                 ----------------------------------------
                                                                  1998            1997             1996
                                                                 ------          -------          -------
Numerator:
   Net income                                                    $5,101          $   431          $ 1,263
                                                                 ------          -------          -------
                                                                 ------          -------          -------
Denominator:
   Denominator for basic earnings per share
   weighted average shares                                       15,155           14,403           12,240

   Effect of dilutive securities:
     Employee stock options                                         960              999            1,003
                                                                 ------          -------          -------
   Denominator for diluted earnings per share                    16,115           15,402           13,243
                                                                 ------          -------          -------
                                                                 ------          -------          -------
Net income per share - basic                                     $ 0.34          $  0.03          $  0.10
                                                                 ------          -------          -------
                                                                 ------          -------          -------
Net income per share - diluted                                   $ 0.32          $  0.03          $  0.10
                                                                 ------          -------          -------
                                                                 ------          -------          -------


15.   401(k) PLAN:

The Company maintains a tax qualified defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the Plan) and covers substantially all U.S. employees meeting minimum service requirements. The Plan was amended in 1997 to include a mandatory Company matching contribution up to a maximum of 1.5% of employee compensation. At its discretion, the Company may make additional contributions to the Plan. In connection with the required match, the Company's contributions to the Plan were approximately $98,000 and $50,000 in 1998 and 1997, respectively. There were no contributions in 1996.

16.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Supplemental cash flow information is as follows:

                                                                        Year ended December 31
                                                                        ----------------------
                                                                   1998            1997         1996
                                                                 -------        --------        ----
      Cash paid for interest                                     $     3        $     11        $111
      Cash paid for income taxes                                 $ 2,108        $    175        $254

      Noncash investing and financing activities:
           Retirement of treasury stock                          $11,555               -           -
            Equipment acquired under capital leases                    -               -        $ 23
            Conversion of preferred stock to common stock              -               -        $ 91
      Acquisition of Simulation Technologies:
           In-process technology                                       -        $ 11,689           -
           Purchased technologies, intangibles and
              goodwill                                                 -        $ 10,225           -
           Property and other assets acquired                          -        $    941           -
           Deferred revenue assumed                                    -        $ (1,460)          -
           Other liabilities assumed                                   -        $   (707)          -
           Common stock issued                                         -        $(15,550)          -
      Sale of TDS product line
           Property and other assets sold                              -        $   (369)          -
           Deferred revenue sold                                       -        $  1,213           -
           Other liabilities sold                                      -        $     64           -

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

18.   BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS:

The Company operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region outside the United States that constitutes more than 10% of the Company's total revenue is as follows:

                                                             Years Ended December 31,
                                                           ---------------------------
                                                            1998      1997       1996
                                                           -----     ------     ------
     Europe...........................................    $6,061     $3,582     $3,294
     Japan............................................     7,373      6,311      6,157
     Other Asia Pacific...............................     2,191        709        698

As a Percentage of Total Revenue:
     Europe...........................................      13.9%      11.4%      16.2%
     Japan............................................      16.9%      20.0%      30.4%
     Other Asia Pacific...............................       5.0%       2.3%       3.4%

During 1998 and 1997 one customer accounted for 25.1% and 28.6% of total revenue, respectively. In 1996, no single customer accounted for more than 10% of total revenue. Sales through a single distributor accounted for 14.0%, 12.1% and 14.7% of the Company's total revenue in 1998, 1997 and 1996, respectively. Foreign operations of Summit Design (EDA) Ltd. accounted for less than 10% of total revenue of the Company in each of the three years in the period ended December 31, 1998. Identifiable assets of the Company's Israeli subsidiary were less than 10% of total assets at December 31, 1998.

The Company entered into an agreement with Seiko Instruments, Inc. (Seiko) during the first quarter of 1996, which granted to Seiko an exclusive right to distribute and support certain Summit products in Japan. Under the terms of the agreement, Seiko will pay the Company a distribution rights fee of $1.1 million during the period of the agreement which is three years ending February 1999. The Company will receive payments from Seiko of $800,000, $200,000 and $100,000 in 1996, 1997 and 1998, respectively. In the years ended December 31, 1998, 1997 and 1996, the Company recognized revenue of $367,000 associated with this agreement.

19.   RELATED PARTIES:

Summit Design (EDA) Ltd. leased its corporate offices from a stockholder under a four-year sublease agreement which expired in December 1998, on the same terms and conditions that the stockholder leases such space. Lease expense paid to the stockholder for the year ended December 31, 1998, 1997 and 1996 were $180,000, $145,000 and $141,000, respectively.

Effective April 1, 1996, the Company invested $100,000 for a minority interest in a joint venture corporation which acquired the exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. The Company has recorded a net loss in equity of the joint venture of $360,000, $77,000 and $33,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Total product licenses and maintenance revenue for sales to the joint venture totaled approximately $501,000, $590,000 and $586,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Total accounts receivable, with payment terms similar to other customers in the Asia-Pacific region, was $67,000 at December 31, 1998.

20.  QUARTERLY FINANCIAL DATA:

The following table sets forth selected unaudited quarterly financial information for each of the eight quarters in the period ended December 31, 1998:

                                                       Three-Month Periods Ended
                                       1997                                                1998
                          -------------------------------------------    ---------------------------------------------
                          Mar. 31,   June 30,   Sept. 30,    Dec. 31,    Mar. 31,    June 30,    Sept. 30,    Dec. 31,
                          --------   --------   ---------    --------    --------    --------    ---------    --------
                                                    (in thousands, except per share data)
 Revenue                  $6,520     $7,180    $ 7,909       $9,830      $10,357     $11,012     $11,314      $10,915
 Gross Margin              6,225      6,874      7,519        9,269        9,774      10,449      10,701       10,314
 Net Income (loss)         1,193      1,863     (4,508)       1,883        1,402       1,455       1,761          483

 Net income (loss)
  per Share-basic         $ 0.09     $ 0.13    $ (0.31)      $ 0.13      $  0.09     $  0.10     $  0.12      $  0.03
 Net income (loss)
  per Share-diluted       $ 0.08     $ 0.12    $ (0.31)      $ 0.12      $  0.09     $  0.09     $  0.11      $  0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information set forth in the sections entitled "Election of Class II Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1998, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1998.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

The following financial statements and the Report of Independent Accountants therein are filed as part of this Form 10-K:

                                                                                        Page No.
---------------------------------------------------------------------------------------------------------
          Report of Independent Accountants                                                47

          Consolidated Balance Sheets as of December 31, 1998 and 1997
                                                                                           48

          Consolidated Statements of Operations for the years ended
              December 31, 1998, 1997 and 1996                                             49

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
                                                                                           50
          Consolidated Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996                                             51

          Notes to Consolidated Financial Statements                                       52

(a)(2)    FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule for the years ended December 31, 1996, 1997 and 1998, filed as part of this Form 10-K should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent accountants filed herewith:

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

(a)(3)    EXHIBITS

 Exhibit No.
 -----------
    2.1      Agreement and Plan of Reorganization dated as of February 17, 1997. (2)
    2.2      Assets Purchase Agreement between the Registrant, Credence Systems Corporation and Test Systems, Strategies, Inc., dated as of May 19, 1997. (3)
    2.3      Agreement and Plan of Reorganization between the Registrant, Star Acquisition,
             Inc. and Simulation Technologies Corp. dated as of September 5, 1997. (6)
    2.4      Stock Purchase Agreement dated as of June 30, 1998 among the
             Registrant, ProSoft Oy and Shareholders of ProSoft Oy. (12)
    3.1      Amended and Restated Certificate of Incorporation. (1)
    3.2      Amended and Restated Bylaws. (5)
    4.1      Specimen Common Stock Certificate of Company. (1)
    4.2      Investors' Rights Agreement between the Registrant and the parties named therein dated February 10, 1994, as amended. (1)
    4.3      Summit Design, Inc. Registration Rights Agreement dated as of June 30,
                 1998. (12)
   10.1      Form of Indemnification Agreement between Registrant and its executive officers and directors  (1)
   10.2*     1994 Stock Plan, as amended. (1)
   10.3*     1996 Employee Stock Purchase Plan. (1)
   10.4*     1996 Director Option Plan. (1)
   10.5*     Employment Agreement between the Registrant and Larry J.
             Gerhard dated February 25, 1999.
   10.6*     Employment Agreement between the Registrant and C. Albert
             Koob dated February 14, 1999.
   10.7*     Employment agreement between the Registrant and Richard
             Davenport dated September 9, 1997. (10)
   10.8*     Employment agreement between the Registrant and Arthur
             Fletcher dated July 1, 1997. (10)
   10.9*     Employment Agreement between the Registrant and Eric Benhayoun dated
                 October 31, 1994.(1)
   10.10*    Employment Agreement between the Registrant and Moshe Guy dated July
             1, 1997. (10)
   10.11*    Employment Agreement between the Registrant and Joseph
                 Masarich dated December 22, 1997. (10)
   10.12+    Software OEM License Agreement between the Registrant, Test System Strategies
             Inc. and Credence Systems Corporation dated May 19, 1997. (5)
   10.13     Lease Agreement between the Registrant and Petula Associates Ltd. And
                 Koll Creekside Associates II dated October 26, 1993, as amended. (1)
   10.14     Sublease Agreement, dated as of January 1993 between DCL
                 Technologies, Ltd. and SEE Technologies, Ltd. (1)
   10.15     Bank Line of Credit Agreement between Registrant and U.S. National
                 Bank of Oregon dated April 30, 1998. (11)
   10.16*    Employment Agreement between the Registrant and Sharon Beelart dated January 5, 1998.
   10.17+    Distributor Agreement between the Registrant and Seiko
                  Instruments, Inc., dated February 1, 1996. (1)
   10.18     Option Exchange Agreement dated as of June 30, 1998 among the
                  Registrant, ProSoft Oy, and Optionholders of ProSoft Oy. (12)
   10.19*    First Amendment to Employment Agreement between the Registrant and Richard Davenport dated December 21, 1998.
   10.20     Loan Agreement between the Registrant and Moshe Guy dated May 20, 1997. (5)
   10.21     Loan Agreement between the Registrant and Dasys, Inc. dated July 26, 1997.(7)
   10.22*    TriQuest Design Automation, Inc. 1995 Stock Option Plan. (4)
   10.23*    Simulation Technologies 1994 Stock Option Plan and form of agreement thereto.(8)
   10.24*    1997 NonStatutory Stock Option Plan and form of agreement thereto. (9)
   10.25     Amendment to the Distributor Agreement between the Registrant and Seiko
             Instruments, Inc. (10)
   10.26++   Amendment to Software OEM License Agreement between the Registrant and Credence
             Systems Corporation dated December 18, 1998.
   10.27     Shareholders Agreement between the Registrant and Summit Design
             Asia, Ltd. dated May 12, 1998. (13)
   10.28     Shareholders Agreement between the Registrant and Asia Design
             Corporation, Ltd. dated May 12, 1998. (13)
   10.29+    Distributor Agreement between the Registrant and Summit Design
             Asia, Ltd. dated May 12, 1998. (13)
   10.30     Loan Agreement between the Registrant and Summit Design Asia,
             Ltd. dated June 2, 1998. (13)
   10.31     Joint Escrow Agreement between the Registrant, Perkins Coie
             (Hong Kong) Limited, Summit Design Asia, Ltd. and Asia Design
             Corporation, Ltd. (13)
   10.32     Guarantee Agreement between the Registrant and Asia Design
             Corporation, Ltd. dated May 12, 1998. (13)
   10.33     Security Agreement between the Registrant and Asia Design
             Corporation, Ltd. dated May 12, 1998. (13)
   21.1      List of Subsidiaries.
   23.1      Consent of PricewaterhouseCoopers LLP.
   24.1      Power of attorney, see page 73.
   27.1      Financial Data Schedule.

(1)   Incorporated by reference to the Registration Statement on Form S-1 (File
      No. 333-06445) as declared effective by the Securities and Exchange
      Commission October 17, 1996.
(2)   Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 28, 1997.
(3)   Incorporated by reference to the Registrant's
      Current Report on Form 8-K dated July 11, 1997.
(4)   Incorporated by reference to the Registration Statement on Form S-8 (File
      No. 333-32551) as filed on July 31, 1997.
(5)   Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(6)   Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 9, 1997.
(7)   Incorporated by reference to the Registrant's Quarterly Report on
      From 10-Q for the quarter ended September 30, 1997.
(8)   Incorporated by reference to the Registration Statement on Form S-8
      (File No. 333-47481) as filed on March 6, 1998.
(9)   Incorporated by reference to the Registration Statement on Form S-8 (File
      No. 333-47545) as filed on March 9, 1998.
(10)  Incorporated by reference to the Registrant's Annual Report on Form
      10-K for the fiscal year ended December 31, 1997.
(11)  Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1998.
(12)  Incorporated by reference to the Registrant's Current Report on Form
      8-K dated June 30, 1998.
(13)  Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended June 30, 1998.
 +    Documents for which confidential treatment has been granted.
++    Document for which confidential treatment has been requested.
 *    Indicates management compensatory plan, contract or arrangement.

(b)  REPORTS ON FORM 8-K

         On December 7, 1998, the Company filed a Current Report on Form 8-K to update the status of the Company's proposed acquisition of OrCAD, Inc.

(c)  EXHIBITS

         See Item 14(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2) above.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 1999.

                                                     SUMMIT DESIGN, INC.

                                                     By: /s/ LARRY J. GERHARD
                                                         --------------------
                                                         Larry J. Gerhard
                                                         Chief Executive Officer

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry J. Gerhard, Richard Davenport and C. Albert Koob, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                    Title                              Date
----------------------------------------    ---------------------------------------     --------------------
/s/ LARRY J. GERHARD                        Chairman of the Board and Chief             March 30, 1999
---------------------------                 Executive Officer (Principal
   Larry J. Gerhard                         Executive Officer)


/s/ C. ALBERT KOOB                          Vice President - Finance, Chief             March 30, 1999
---------------------------                 Financial Officer and Secretary
   C. Albert Koob                           (Principal Financial and Accounting
                                            Officer)

/s/ AMIHAI BEN-DAVID                        Director                                    March 30, 1999
---------------------------
   Amihai Ben-David

/s/ WILLIAM V. BOTTS                        Director                                    March 30, 1999
---------------------------
   William V. Botts

/s/ STEVEN P. ERWIN                         Director                                    March 30, 1999
---------------------------
   Steven P. Erwin

/s/ BARBARA M. KARMEL                       Director                                    March 30, 1999
---------------------------
   Barbara M. Karmel

                               SUMMIT DESIGN, INC.

                 Schedule II - Valuation and Qualifying Accounts

                     Years ended December 31, 1996, 1997, 1998

                                 (in thousands)

                                                                 Additions/
                                                                 (credits)
                                                 Balance at      charged to                    Balance at
                                                 beginning       costs and                       end of
                                                 of period       expenses       Deductions       period
                                                 ----------      ----------     ----------     ----------
Year ended December 31, 1996:
    Allowance for doubtful accounts               $455                 $3             $25        $433

Year ended December 31, 1997:
    Allowance for doubtful accounts                433                270             111         592

Year ended December 31, 1998:
    Allowance for doubtful accounts                592                (63)             18         511


                     REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors of
Summit Design, Inc.

Our audits of the consolidated financial statements of Summit Design, Inc. and subsidiaries referred to in our report dated February 3, 1999 appearing on page 47 of this Form 10-K also included an audit of the financial statement schedule listed in item 14(a)2 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
February 3, 1999









                                     S-2