Form 10-Q
period 1999-03-31
SUMMIT DESIGN INC
filed 1999-05-14
CIK 925072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________
--------------------------------------------------------------------------------

Commission file number:  000-20923

                               SUMMIT DESIGN, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                               93-1137888
 (State or other jurisdiction of incorporation or       (I.R.S. Employer
                     organization)                    Identification Number)

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

As of May 12, 1999, the Registrant had outstanding 15,682,124 shares of Common Stock.

                               SUMMIT DESIGN, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1999
         (unaudited) and December 31, 1998.                                     3

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1999 and 1998 (unaudited).                4

         Condensed Consolidated Statements of Cash Flows for
         the three months ended March 31, 1999 and 1998 (unaudited).            5

         Notes to Condensed Consolidated Financial Statements.                  6

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  9

PART II     OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                      27

Items 1, 2,3, 4 and 5      Not Applicable                                      27

Signature                                                                      28

Exhibit Index                                                                  29

                               SUMMIT DESIGN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             March 31, 1999              December 31, 1998
                                                          --------------------           -----------------
                                                               (Unaudited)
                     ASSETS
Current assets:
   Cash and cash equivalents....................                       $23,676                  $27,693
   Accounts receivable, net.....................                        8 ,719                    8,852
   Prepaid expenses and other...................                           547                      862
   Deferred income taxes........................                           792                      792
                                                          --------------------           ----------------
     Total current assets.......................                        33,734                   38,199

Furniture and equipment, net....................                         4,132                    4,113
Intangibles, net................................                         2,195                    2,870
Goodwill, net...................................                         2,554                    2,742
Deposits and other assets.......................                         2,786                    2,286
                                                          ====================           ==============
        Total assets............................                       $45,401                  $50,210
                                                          ====================           ==============

                  LIABILITIES
Current liabilities:
   Long-term debt, current portion..............                        $  109                    $  54
   Capital lease obligation, current portion....                            32                       43
   Accounts payable.............................                         1,552                    2,520
   Accrued liabilities..........................                         4,304                    5,687
   Deferred revenue.............................                         5,459                    5,640
                                                          --------------------           --------------
     Total current liabilities..................                        11,456                   13,944

Long-term debt, less current portion............                             -                      156
Deferred revenue, less current portion..........                           131                      146
Deferred income taxes...........................                           489                      489
                                                          --------------------           --------------
     Total liabilities..........................                        12,076                   14,735
                                                          --------------------           --------------

Commitments and contingencies

              STOCKHOLDERS' EQUITY
Common stock, $.01 par value. Authorized
30,000 shares; issued and outstanding 15,598
shares at March 31, 1999 and 15,457 shares at
December 31, 1998. .............................                           156                      155
Additional paid-in capital......................                        44,122                   44,039
Accumulated deficit.............................                      (10,953)                  (8,719)
                                                          --------------------           --------------
     Total stockholders' equity.................                        33,325                   35,475
                                                          --------------------           --------------
       Total liabilities and stockholders'
equity.                                                                $45,401                  $50,210
                                                          ====================           ==============



          The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                    1999         1998
                                                                 ------------- ------------
Revenue:
   Product licenses.................................                 $4,056       $8,201
   Maintenance and services.........................                  2,760        2,064
   Other............................................                      -           92
                                                                 ------------- ------------
     Total revenue..................................                  6,816       10,357

Cost of revenue:
   Product licenses.................................                    132          193
   Maintenance and services.........................                    257          225
   Amortization of purchased technologies...........                    165          165
                                                                 ------------- ------------
     Total cost of revenue..........................                    554          583
                                                                 ------------- ------------
        Gross profit................................                  6,262        9,774
                                                                 ------------- ------------

Operating expenses:

   Research and development.........................                  2,676        2,929
   Sales and marketing..............................                  2,908        3,048
   General and administrative.......................                  1,167        1,062
   Amortization of goodwill and other intangibles...                    698          698
   Non-recurring charges............................                  1,340            -
                                                                 ------------- ------------
     Total operating expenses.......................                  8,789        7,737
                                                                 ------------- ------------

Income (loss) from operations.......................                (2,527)        2,037

Interest expense....................................                    (1)          (1)
Other income, net...................................                    294          289
                                                                 ------------- ------------
Income (loss) before income taxes...................                (2,234)        2,325
Income tax provision................................                      -          923
                                                                 ------------- ------------
Net income (loss) ..................................               $(2,234)     $ 1,402
                                                                 ============= ============

Earnings (loss) per share:
      Basic.........................................               $ (0.14)       $ 0.09
                                                                 ============= ============

      Diluted  .....................................               $ (0.14)       $ 0.09
                                                                 ------------- ------------

Number of shares used computing
   earnings (loss) per share:
      Basic.........................................                 15,576       14,910
                                                                 ============= ============

      Diluted  .....................................                 15,576       16,190
                                                                 ============= ============



          The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                     -----------------------------
                                                                        1999            1998
                                                                     -------------   -------------
Cash flows from operating activities:
     Net income (loss)....................................            $ (2,234)          $1,402
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization...................                1,262           1,117
          Amortization of contingent share liabiltiy......                    -             550
          Deferred taxes..................................                    -            (51)
          Equity in losses of and transactions with
            unconsolidated joint venture..................                   60               -
          Changes in assets and liabilities:
               Accounts receivable........................                  133           (268)
               Prepaid expenses and other.................                  315              95
               Accounts payable...........................                (968)              49
               Accrued liabilities........................              (1,383)           (261)
               Deferred revenue...........................                (196)           (172)
               Other, net.................................                (150)             153
                                                                     -------------   -------------
        Net cash provided by (used in) operating
          activities......................................              (3,161)           2,614
                                                                     -------------   -------------
Cash flows from investing activities:
     Additions to furniture and equipment.................                (418)           (452)
     Notes receivable from related parties, net...........                (410)           (125)
                                                                     -------------   -------------
        Net cash used in investing activities.............                (828)           (577)
                                                                     -------------   -------------
Cash flows from financing activities:

     Issuance of common stock, net of issuance costs......                   84             288
     Tax benefit of option exercises......................                    -             450
     Payments to acquire treasury stock...................                    -         (2,329)
     Principal payments of debt obligations...............                (101)             (2)
     Principal payments of capital lease obligations......                 (11)            (15)
                                                                     -------------   -------------
        Net cash used in financing activities.............                 (28)         (1,608)
                                                                     -------------   -------------
        Increase (decrease) in cash and cash equivalents..              (4,017)             429
Cash and cash equivalents, beginning of period............               27,693          19,973
                                                                     -------------   -------------
Cash and cash equivalents, end of period..................             $ 23,676         $20,402
                                                                     =============   =============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest........................................               $    1            $  1
          Income taxes....................................                1,166             547



          The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Summit Design, Inc. ("Summit" or "the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996 included in the Company's Form 10-K filed for December 31, 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other future interim period, and the Company makes no representations related thereto.

                               SUMMIT DESIGN, INC.
               Notes to Condensed Consolidated Financial Statements
                      (In thousands, except per share data)


2.   BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                    March 31, 1999            December 31, 1998
                                                                ----------------------      ----------------------
                                                                    (Unaudited)
Accounts receivable:

   Trade receivables...............................                         $ 9,230                     $ 9,363
   Less allowance for doubtful accounts............                           (511)                       (511)
                                                                ----------------------      ----------------------
                                                                            $ 8,719                     $ 8,852
                                                                ======================      ======================
Furniture and equipment:

   Office furniture equipment .....................                         $ 1,324                     $ 1,201
   Computer equipment..............................                           5,320                       5,138
   Leasehold improvements..........................                             604                         491
                                                                ----------------------      ----------------------
                                                                              7,248                       6,830
Less: accumulated depreciation and amortization....                         (3,116)                     (2,717)
                                                                ----------------------      ----------------------
                                                                            $ 4,132                     $ 4,113
                                                                ======================      ======================

Accrued expenses:

   Payroll and related benefits....................                         $ 1,841                     $ 3,051
   Severance.......................................                           1,340                           -
   Sales and marketing.............................                             140                         332
   Accounting and legal............................                             302                         310
   Federal and state income taxes payable..........                             372                       1,549
   Sales taxes payable.............................                              46                         160
   Other  .........................................                             263                         285
                                                                ----------------------      ----------------------
     Total accrued expenses........................                         $ 4,304                     $ 5,687
                                                                ======================      ======================

                               SUMMIT DESIGN, INC.
               Notes to Condensed Consolidated Financial Statements
                      (In thousands, except per share data)


3.   RECONCILIATION OF EARNINGS PER SHARE

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

                                                                        March 31,
                                                           ---------------------------------
                                                                      1999             1998
                                                           ---------------- ----------------
                                                                       (Unaudited)
Numerator:
   Net income (loss)                                             $ (2,234)          $ 1,402
                                                                 =========          =======

Denominator:
   Denominator for basic earnings (loss) per share:
     Weighted average shares                                        15,576           14,910

   Effect of dilutive securities:
     Employee stock options                                              -            1,280
                                                                 ---------          -------

   Denominator for diluted earnings (loss) per share                15,576           16,190
                                                                 =========          =======
Net income (loss) per share - basic                                $(0.14)          $  0.09
                                                                 =========          =======
Net income (loss) per share - diluted                              $(0.14)          $  0.09
                                                                 =========          =======

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

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

Prior to the Reorganization, the Company's TDS product and related maintenance revenue accounted for all of the Company's revenue. After the Reorganization and through June 30, 1997, the Company's revenue was predominantly derived from two product lines, Visual HDL, which includes Visual HDL for VHDL and Visual HDL for Verilog, and TDS. As a result of the July 1997 sale of the TDS product line, Design to Test products are no longer a source of revenue for the Company. With the acquisition of TriQuest Design Automation, Inc. ("TriQuest") in February 1997, Simulation Technologies Corp ("SimTech"), in September 1997, and ProSoft OY ("ProSoft") in June 1998, the Company has also derived revenue from verification products which include hardware-software co-verification, code coverage, and HDL debugging products as well as analysis, verification and RTL optimization tools.

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

Summit entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Asia, Ltd. ("Summit Asia")) acquired exclusive rights to sell, distribute and support all of Summit's products in the Asia-Pacific regions, excluding Japan. Prior to that date, Anam was an independent distributor of Summit's products in Korea. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation ("ADC"). In May 1998, Summit exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong, Summit Design Asia, Ltd. ("SDA"). SDA also acquired an equity investment in ADC. In June 1998, Summit and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support Summit's products in Asia Pacific region, excluding Japan. SDA granted distribution rights to Summit's products to ADC for the Asia Pacific region, excluding Japan. For the three months ended March 31, 1999 and 1998, sales through SDA and ADC combined accounted for approximately 1% and 4% of Summit's revenue, respectively.

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

Approximately 47% and 32% of the Company's total revenue for the three months ended March 31, 1999 and 1998, respectively, were attributable to sales made outside the United States which includes the Asia Pacific region and Europe. Approximately, 29% and 21% of the Company's revenue for the three months ended March 31, 1999 and 1998, respectively, were attributable to sales made in the Asia Pacific region and approximately 18% and 11% the Company's revenue for the three months ended March 31, 1999 and 1998, respectively, were attributable to sales made in Europe. The increase in the percentage of revenue from sales made outside the United States in 1999 is due to a decrease in domestic sales, primarily as a result of the Company ceasing to receive revenue from Credence Systems Corporation ("CSC") pursuant to an OEM agreement. As of December 31, 1998, CSC had satisfied its obligations under the OEM agreement and the Company will not receive any additional revenue pursuant to the OEM agreement. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of Summit's products in the Asia Pacific region have decreased and there can be no assurance that such adverse economic conditions will not worsen or that demand for and sales of Summit's products in such region will not further decrease.(1)

----------------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 18 for a discussion of factors that could affect future performance.

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a "pooling of interest" in accordance with generally accepted accounting principles.

Effective July 1, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to CSC. As of July 1, 1997, TDS products ceased to be a source of such revenues. CSC assumed the Company's obligations under TDS maintenance contracts entered into prior to the closing and the Company has not recognized deferred revenue associated with such contracts since June 30, 1997.

The Company maintained exclusive rights to its Visual Testbench technology and CSC agreed to purchase a minimum of $16 million of Visual Testbench licenses over a thirty-month period beginning July 1997, subject to specified quarterly maximums and certain additional conditions, and $2 million of maintenance over an eighteen-month period beginning July 1997. In December 1998, the Company and CSC agreed to amend the agreement and as of December 31, 1998, CSC had satisfied its obligation to purchase $16.0 million of Visual Testbench licenses. CSC also obtained shared ownership of the Visual Testbench source code in December 1998 and has the right to sell Visual Testbench licenses based on the source code received from the Company.

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

After discussion with the staff of the Securities and Exchange Commission (the "Staff") the Company restated the consolidated financial statements as of and for the quarters ended September 30, 1997, March 31, 1998, June 30, 1998 and September 30, 1998 and as of December 31, 1997 and for the year ended December 31, 1997 to reflect a change in the original accounting treatment to the September 1997 acquisition of SimTech.

In connection with the acquisition of SimTech, the Company repurchased
939,000 shares of common stock in a private transaction at an average price of $12.30 per share for $11.6 million in September 1997.

On December 23, 1997, the Company announced that the Board of Directors had authorized the repurchase of up to 750,000 shares of the Company's Common Stock. From January 1, 1998 to May 12, 1998, the Company repurchased 162,500 shares of its common stock at a cost of $2.3 million. The Company subsequently issued these shares through the exercise of stock options during the three months ended June 30, 1998. On June 29, 1998, the Company cancelled this stock repurchase plan.

On June 30, 1998 the Company completed its acquisition of ProSoft. ProSoft develops software tools used to verify embedded systems software prior to the availability of a hardware prototype. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of ProSoft options which were exchanged for options of Summit) was 248,334 shares of common stock. The transaction has been accounted for as a pooling of interests in accordance with generally accepted accounting principles. In compliance with such principles, Summit's financial statements have been restated to include the accounts of ProSoft as if the acquisition had occurred at the beginning of the first period presented.

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

                                                            Three Months Ended
                                                                 March 31,
                                                         ------------------------
                                                           1999          1998
                                                         ----------    ----------
Revenue:
     Product licenses..........................             59.5  %       79.2  %
     Maintenance and services..................             40.5          19.9
     Other.....................................                -           0.9
                                                         ----------    ----------
          Total revenue........................            100.0         100.0
Cost of revenue:
     Product licenses..........................              1.9           1.8
     Maintenance and services..................              3.8           2.2
     Amortization of purchased technologies ...              2.4           1.6
                                                         ----------    ----------
          Total cost of revenue................              8.1           5.6
                                                         ----------    ----------
          Gross profit.........................             91.9          94.4
Operating expenses:
     Research and development..................             39.3          28.3
     Sales and marketing.......................             42.7          29.4
     General and administrative ...............             17.1          10.3
     Amortization of goodwill and other
        intangibles............................             10.2           6.7
     Non-recurring charges (a).................             19.7             -
                                                         ----------    ----------
          Total operating expenses.............            129.0          74.7
                                                         ----------    ----------
Income (loss)from operations...................           (37.1)          19.7
Other income, net..............................              4.3           2.7
                                                         ----------    ----------
Income (loss) before income taxes..............           (32.8)          22.4
Income tax provision...........................                -           8.9
                                                         ----------    ----------
Net income (loss)..............................           (32.8)  %       13.5  %
                                                         ==========    ==========

(a) Non-recurring charges relate to severance obligations to certain management personnel which will be paid in future periods.

TOTAL REVENUE

Total revenue decreased by 34.2% from $10.4 million for the three months ended March 31, 1998 to $6.8 million for the three months ended March 31, 1999. Sales through one distributor accounted for 26.6% and 21.0% of the Company's total revenue for the three months ended March 31, 1999 and 1998, respectively. Sales to CSC accounted for 31.2% of the Company's total revenue for the three months ended March 31, 1998. Such revenue included $2.9 million of Visual Testbench license sales made pursuant to an OEM agreement with CSC. As of December 31, 1998, CSC had fully satisfied its obligation to purchase Visual Testbench Licenses pursuant to the OEM agreement and the Company does not expect to receive any additional revenue from sales of Visual Testbench licenses to CSC. The Company did not receive any revenue from CSC for the three months ended March 31, 1999. Revenue generated pursuant to another OEM agreement accounted for 14.9% and 7.2% of the Company's total revenue for the three months ended March 31, 1999 and 1998, respectively.

REVENUE

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA products. Product licenses revenue decreased by 50.5% from $8.2 million for the three months ended March 31, 1998 to $4.1 million for the three months ended March 31, 1999. The decrease in product licenses revenue was primarily attributable to the Company ceasing to receive revenue from CSC pursuant to the OEM Agreement. The decrease was also attributable to decreased sales as a result of the Company hiring fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first quarter of 1999 and attrition in the existing sales force during the first quarter of 1999.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 33.7% from $2.1 million for the three months ended March 31, 1998 to $2.8 million for the three months ended March 31, 1999. This increase is primarily attributable to maintenance contract renewals by the installed base of HLDA customers, and to a lesser extent from non-recurring engineering services provided to one customer which is not expected to reoccur.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. Other revenue decreased 100% from $92,000 for the three months ended March 31, 1998 to $0 for the three months ended March 31, 1999. Although the Company renewed a significant distribution agreement the renewal did not include additional fees. As a result, the distribution rights fees paid at the inception of the agreement and amortized into revenue at $92,000 each quarter over the agreement period were no longer be a source of other revenue as of December 31, 1998.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. The cost of product licenses revenue decreased 31.6% from $193,000 for the three months ended March 31, 1998 to $132,000 for the three months ended March 31, 1999. As a percentage of product licenses revenue, the cost of product licenses revenue increased from 2.4% of product license revenue for the three months ended March 31, 1998 to 3.3% of product license revenue for the three months ended March 31, 1999. This increase as a percent of product license revenue was primarily due to fixed costs spread over decreased product license revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 14.2% from $225,000 for the three months ended March 31, 1998 to $257,000 for the three months ended March 31, 1999. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 10.9% for the three months ended March 31, 1998 to 9.3% for the three months ended March 31, 1999. The decrease in the cost of maintenance and services revenue as a percent of revenue for the three months ended March 31, 1999 over the same period in 1998 was primarily the result of increased maintenance and services revenue in 1999.

Amortization of Purchased Technologies

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $165,000 for the three months ended March 31, 1999 and 1998.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses decreased 8.6% from $2.9 million for the three months ended March 31, 1998 to $2.7 million for the three months ended March 31, 1999. Research and development expenses for the three months ended March 31, 1998 included $550,000 of compensation expense recorded in connection with the Company's acquisition of SimTech in September 1997. The Company recorded a total of $4.4 million of compensation expense for shares issued as part of the acquisition which were contingent upon continued employment and were being expensed as the employment obligation lapsed. This expense was being recorded on a straight-line basis over the two year employment obligation period. However, in December 1998, the employment agreements to which this contingent compensation related were amended to eliminate the continued employment obligation and at that time, the remaining unrecorded compensation was expensed. Excluding the $550,000 of compensation expense recorded in the three months ended March 31, 1998, research and development expense increased 12.5% from $2.4 million for the three months ended March 31, 1998 to $2.7 million for the same period in 1999. As a percentage of total revenue, research and development expenses (including the $550,000 of compensation expense) increased from 28.3% for the three months ended March 31, 1998 to 39.3% for the three months ended March 31, 1999. The increase in research and development expenses as a percent of revenue is the result of decreased total revenues for the three months ended March 31, 1999. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue.(2)

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, decreased 4.6% from $3.0 million for the three months ended March 31, 1998 to $2.9 million for the three months ended March 31, 1999. This decrease was primarily attributable to the Company hiring fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first quarter of 1999 and attrition in the existing sales force during the first quarter of 1999. As a percentage of total revenue, sales and marketing expenses increased from 29.4% for the three months ended March 31, 1998 to 42.7% for the three months ended March 31, 1999. The increase as a percentage of total revenue was primarily attributable to the decrease in total revenue for 1999. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars, in part due to the hiring of additional sales and marketing personnel.(2)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 9.9% from $1.1 million for the three months ended March 31, 1998, to $1.2 million for the three months ended March 31, 1999. As a percentage of total revenue, general and administrative expenses increased from 10.3% for the three months ended March 31, 1998 to 17.1% for the three months ended March 31, 1999. The increase as a percentage of total revenue was attributable to the decrease in total revenue in 1999. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.(2)

----------------------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 18 for a discussion of factors that could affect future performance.

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of purchased technologies) and $3.8 million of goodwill as part of the SimTech acquisition which are being amortized to expense on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $698,000 for the three months ended March 31, 1999 and 1998, respectively.

NON-RECURRING CHARGES

During the three months ended March 31, 1999, the Company recorded $1.3 million in non-recurring charges related to severance obligations for certain management personnel, which will be paid in future periods. The Company did not record any non-recurring charges for the three months ended March 31, 1998.

INTEREST EXPENSE

Interest expense remained constant at $1,000 for the three months ended March 31, 1999 and 1998. The Company incurred no interest expense associated with the Company's bank line of credit for the three months ended March 31, 1999 and 1998.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of SDA and ADC and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $289,000 for the three months ended March 31, 1998 and $294,000 for the three months ended March 31, 1999.

INCOME TAX PROVISION

The income tax provision decreased from $923,000 for the three months ended March 31, 1998 to $0 for the three months ended March 31, 1999. The income tax provision for the three months ended March 31, 1998 reflects the Company's estimated consolidated tax rate for federal, state and foreign taxes of approximately 40% of income. The Company's estimated effective rate for the year ending December 31, 1999 is 0%, as the Company does not expect to generate either taxable income or net operating losses in 1999.

EFFECTIVE CORPORATE TAX RATES

Prior to 1996, the Company had experienced losses for income tax purposes in the United States. In 1997, the Company recognized the benefit of its U.S. net operating loss carryforwards and tax credit carryforwards in its financial statements.

The Company's Israeli operations are performed entirely by Summit Design
(EDA) Ltd., which is a separate taxable Israeli entity. The Company's existing Israeli production facility has been granted "Approved Enterprise" status under the Israeli Investment Law, which entitles the Company to reductions in the tax rate normally applicable to Israeli companies with respect to the income generated by its "Approved Enterprise" programs. In particular, the tax holiday covers the seven year period beginning the first year in which Summit Design (EDA) Ltd. generates taxable income from its "Approved Enterprise" (after using any available NOLs), provided that such benefits will terminate in 2006 regardless of whether the seven year period has expired. The tax holiday provides that, during such seven year periods, a portion of the Company's taxable income from its Israeli operations will be taxed at favorable tax rates. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. There can be no assurance that the Company will be granted any approvals and therefore there can be no assurance the Company will continue to have favorable tax status in Israel. Management of the Company intends to permanently reinvest substantially all earnings of the Israeli subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through a public offering in 1996, the private placement of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of March 31, 1999, the Company had approximately $23.7 million in cash and cash equivalents. Additionally, the Company had a $1.0 million bank line of credit which expired on April 30, 1999. The Company does not intend to renew the line of credit. As of March 31, 1999, the Company had no borrowings outstanding under this line of credit.

The Company is obligated to lend up to $2.5 million to an independent software Company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime plus 2%. At March 31, 1999, $2.1 million had been advanced to the independent software company.

As of March 31, 1999, the Company had working capital of approximately $22.3 million.

For the three months ended March 31, 1999, net cash used in operating activities was approximately $3.2 million. For the three months ended March 31, 1998, net cash generated by operating activities was approximately $2.6 million. Cash used in operations for the three months ended March 31, 1999 resulted from a net loss plus a reduction in accounts payable and accrued liabilities, offset by depreciation and amortization. Cash generated by operating activities resulted primarily from profitable operations and depreciation and amortization less the decrease in deferred revenue and accrued liabilities and the increase in accounts receivable for the three months ended March 31, 1998.

Net cash used in investing activities was approximately $828,000 and $577,000 for the three months ended March 31, 1999 and 1998, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment and a loan to an independent software company for the three months ended March 31, 1999 and 1998.

Net cash used by financing activities was approximately $28,000 and $1.6 million for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999, the use of cash was primarily from debt repayment which was partially offset by proceeds from the issuance of common stock through stock options plans For the three months ended March 31, 1998 the use of cash was primarily from repurchasing 162,500 shares of the Company's common stock, less proceeds from the issuance of common stock and a tax benefit from option exercises.

The Company presently believes that its current cash and cash equivalents will satisfy the Company's anticipated working capital and other cash requirements for at least the next 12 months.(2)

YEAR 2000

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

Concurrent with performing the above steps, Summit will make certain investments in systems, applications and products to address Year 2000 issues. Summit has not tracked internal resources dedicated to the

----------------------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 18 for a discussion of factors that could affect future performance.

resolution of the Year 2000 issue and, therefore, is unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. Summit has, however, hired external consultants to resolve internal information system issues related to the resolution of the Year 2000 issue. Identifiable expenditures for these consultants were approximately $250,000 through December 31, 1998. Expenditures to resolve Year 2000 issues are not expected to be material and are expected to be funded through cash generated from operations.

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

OPERATING RESULTS LIKELY TO FLUCTUATE. Based upon the factors described above, Summit believes that its quarterly revenue, expenses and operating results are likely to vary significantly from quarter to quarter, that period-to-period comparisons of its operating results are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of Summit's future performance. Additionally, as of

December 31, 1998, CSC had satisfied its obligation to purchase a minimum number of Visual Testbench licenses pursuant to an OEM agreement entered into in July 1997, and the Company does not expect to receive any additional revenue from sales of Visual Testbench to CSC. Summit will need to replace this revenue and the failure of Summit to replace this revenue would have a material adverse affect on Summit's operating results. In addition, Summit operates with high gross margins and as such, a downturn in revenue has had a significant impact on income from operations and net income. Due to the foregoing or other factors, Summit's results of operations were below investors' and market makers' expectations for the quarter ended March 31, 1999 and are likely to be below investors' and market makers' expectations in other quarters, which could have a severe adverse effect on the market price of Summit's Common Stock.

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

RISKS OF SOFTWARE DEFECTS

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

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 46%, 24%, 23%, 29% and 46% of the Company's revenue for the three months ended March 31, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made through distributors. Effective April 1, 1996, the Company entered into a joint venture with Anam pursuant to which the joint venture corporation Summit Asia acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia Pacific region, excluding Japan. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation "ADC." In May 1998, Summit exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong which was renamed Summit Design Asia, Ltd. "SDA." SDA also has an equity investment in ADC. In June 1998, Summit and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support Summit's products in the Asia Pacific region, excluding Japan. SDA granted distribution rights to Summit's products to ADC for the Asia Pacific region, excluding Japan. There can be no assurance that this restructuring will result in Summit Asia or ADC becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its HLDA products in Japan with Seiko. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. The agreement was renewed for an additional five-year term which began in February 1999. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by Summit, subject to Seiko's right to pay a specified fee to maintain exclusivity. Sales through Seiko accounted for 27%, 21%, 18%, 15%, and 15%, of Summit's total revenue for the three months ended March 31, 1999 and 1998 and for the years ended December 31, 1998, 1997, and 1996, respectively.

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

INTERNATIONAL SALES AND OPERATIONS

Approximately 47%, 32%, 36%, 34%, and 50% of Summit's revenue for the three months ended March 31, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made outside the United States, which includes the Asia Pacific region and Europe. Approximately, 29%, 21%, 22%, 22%, and 34% of Summit's revenue for the three months ended March 31, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in the Asia Pacific region and approximately 18%, 11%, 14%, 12% and 16% of Summit's revenue for the three months ended March 31, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in Europe. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of Summit's products in the Asia Pacific region have decreased and there can be no assurance that such adverse economic conditions will not worsen or that demand for and sales of Summit's products in such region will not further decrease.

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

The Company has consummated a series of acquisitions including the acquisition of TriQuest in February 1997, SimTech in September 1997, and ProSoft in June 1998 and regularly evaluates acquisition opportunities. Future acquisitions by Summit, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, and large one-time charges which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into Summit's operations. No assurance can be given as to the ability of Summit to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of Summit to do so could have a material adverse effect on Summit's results of operations.

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

DEPENDENCE ON KEY PERSONNEL

The Company's success will continue to depend in large part on its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. The Company has entered into employment agreements with certain of its executive officers, however, such agreements do not guarantee the services of these employees and do not contain non-competition provisions. In addition, the Company recently entered into new employment agreements with Larry Gerhard, the Company's Chief Executive Officer, and C. Albert Koob, the Company's Chief Financial Officer. Mr. Gerhard is currently entitled to certain guaranteed severance payments and has been provided incentives to remain with the Company through June 30, 1999. The Company currently expects that Mr. Gerhard will retire on or before December 31, 1999, most likely as soon as this summer. However, the exact timing of his retirement will depend on developments at the Company as well as personal considerations. The Company is currently seeking a qualified replacement for Mr. Gerhard. Mr. Koob's employment agreement provides that he is entitled to certain guaranteed severance payments if he remains employed through July 31, 1999. However, there can be no assurance that Mr. Koob will continue his employment until such date. The Company's failure to timely hire suitable replacements for either Mr. Gerhard or Mr. Koob prior to or after their departure could have a material adverse effect on Summit.

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

NEED TO BUILD AND EXPAND SALES AND MARKETING ORGANIZATIONS

The Company's success will depend on its ability to build and expand its sales and marketing organizations. The Company hired fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first quarter of 1999 and experienced attrition in the existing sales force during the first quarter of 1999. As a result of the lack of sales people, the Company's revenues for the fourth quarter of 1998 and first quarter of 1999 were lower than expected. In February 1999, the Company's Senior Vice President of Worldwide Marketing and Sales resigned. The Company is seeking a Vice President of Sales and a Vice President of Marketing. The Company's future success will depend in part on its ability to hire and retain qualified sales and marketing personnel and the ability of these new persons to rapidly and effectively transition into their new positions. Competition for qualified sales and marketing personnel is intense, and the Company may not be able to hire and retain the number of sales and marketing personnel needed which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary obtained research and development grants from the Chief Scientist in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts have been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of March 31, 1999, approximately $92,000 was outstanding under the grant.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

INTEREST RATE RISK. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company attempts to protect and preserve its invested funds by limiting default, market and reinvestment risk.

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

The Company is also exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.34 Amendment to Employment Agreement between the Registrant and Larry J. Gerhard dated April 30, 1999
              27.1         Financial Data Schedule

         (b)  Reports on Form 8-K

                 On February 2, 1999, the Company filed a Current Report on Form 8-K dated February 2, 1999 in connection with the termination of the proposed acquisition of OrCAD, Inc.

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

Date:  May 13, 1999

EXHIBIT INDEX

EXHIBIT 10.34 Amendment to Employment Agreement between the Registrant and Larry J. Gerhard dated April 30, 1999

EXHIBIT  27.1     Financial Data Schedule