Form 10-Q
period 1999-06-30
SUMMIT DESIGN INC
filed 1999-08-16
CIK 925072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



--------------------------------------------------------------------------------
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________
--------------------------------------------------------------------------------

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

As of August 12, 1999, the Registrant had outstanding 15,694,520 shares of Common Stock.

                               SUMMIT DESIGN, INC.
                                      INDEX


PART I     FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1999
         (unaudited) and December 31, 1998.                                             3

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 1999 and 1998 and
         for the six months ended June 30, 1999 and 1998 (unaudited).                   4

         Condensed Consolidated Statements of Cash Flows for
         the six months ended June 30, 1999 and 1998 (unaudited).                       5

         Notes to Condensed Consolidated Financial Statements.                          6

Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       8

Item 3   Quantitative and Qualitative Disclosures about Market Risk                    28

PART II     OTHER INFORMATION

Item 4   Submissions of matters to a vote of security holders                          29

Item 6   Exhibits and Reports on Form 8-K                                              29

Items 1, 2, 3 and 5      Not Applicable                                                29

Signature                                                                              30

Exhibit Index                                                                          31

                               SUMMIT DESIGN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             June 30, 1999           December 31, 1998
                                                          -----------------------   ----------------------
                                                              (Unaudited)
                     ASSETS
Current assets:
   Cash and cash equivalents....................                      $ 24,028                  $27,693
   Accounts receivable, net.....................                         8,533                    8,852
   Prepaid expenses and other...................                           585                      862
   Deferred income taxes........................                           792                      792
                                                          -----------------------   ----------------------
     Total current assets.......................                        33,938                   38,199

Furniture and equipment, net....................                         3,834                    4,113
Intangibles, net................................                         2,366                    2,870
Goodwill, net...................................                         1,521                    2,742
Deposits and other assets.......................                         3,013                    2,286
                                                          -----------------------   ----------------------
        Total assets............................                       $44,672                  $50,210
                                                          -----------------------   ----------------------
                                                          -----------------------   ----------------------

                  LIABILITIES
Current liabilities:
   Long-term debt, current portion..............                       $    92                  $    54
   Capital lease obligation, current portion....                            20                       43
   Accounts payable.............................                           982                    2,520
   Accrued liabilities..........................                         4,873                    5,687
   Deferred revenue.............................                         5,546                    5,640
                                                          -----------------------   ----------------------
     Total current liabilities..................                        11,513                   13,944

Long-term debt, less current portion............                             -                      156
Deferred revenue, less current portion..........                           117                      146
Deferred income tax.............................                           489                      489
                                                          -----------------------   ----------------------
     Total liabilities..........................                        12,119                   14,735
                                                          -----------------------   ----------------------

Commitments and contingencies

              STOCKHOLDERS' EQUITY
Common stock, $.01 par value. Authorized
30,000 shares; issued and outstanding 15,694
shares at June 30, 1999 and 15,457 shares at
December 31, 1998. .............................                           156                      155
Additional paid-in capital......................                        44,354                   44,039
Accumulated deficit.............................                       (11,957)                  (8,719)
                                                          -----------------------   ----------------------
     Total stockholders' equity.................                        32,553                   35,475
                                                          -----------------------   ----------------------
        Total liabilities and stockholders' equity                     $44,672                  $50,210
                                                          -----------------------   ----------------------
                                                          -----------------------   ----------------------


               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended                Six Months Ended
                                                                          June 30,                        June 30,
                                                                   --------------------              ------------------
                                                                     1999         1998                1999        1998
                                                                   -------      -------              -------    -------
Revenue:
   Product licenses.................................               $ 4,549      $ 8,574              $ 8,605    $16,775
   Maintenance and services.........................                 2,633        2,347                5,393      4,411
   Other............................................                     -           91                    -        183
                                                                   -------      -------              -------    -------
     Total revenue..................................                 7,182       11,012               13,998     21,369

Cost of revenue:
   Product licenses.................................                   127          118                  258        311
   Maintenance and services.........................                   348          279                  606        504
   Amortization of purchased technologies...........                   166          166                  331        331
                                                                   -------      -------              -------    -------
     Total cost of revenue..........................                   641          563                1,195      1,146
                                                                   -------      -------              -------    -------
        Gross profit................................                 6,541       10,449               12,803     20,223

Operating expenses:
   Research and development.........................                 2,491        2,978                5,167      5,907
   Sales and marketing..............................                 3,179        3,258                6,087      6,306
   General and administrative.......................                 1,373        1,080                2,540      2,142
   Amortization of goodwill and other intangibles...                   697          697                1,395      1,395
   Non-recurring charges............................                     -          227                1,340        227
                                                                   -------      -------              -------    -------
     Total operating expenses.......................                 7,740        8,240               16,529     15,977

Income (loss) from operations.......................                (1,199)       2,209               (3,726)     4,246

Other income, net...................................                   195          204                  488        492
                                                                   -------      -------              -------    -------
Income (loss) before income taxes...................                (1,004)       2,413               (3,238)     4,738
Income tax provision................................                     -          958                    -      1,881
                                                                   -------      -------              -------    -------
Net income (loss)...................................               $(1,004)     $ 1,455              $(3,238)   $ 2,857
                                                                   -------      -------              -------    -------
                                                                   -------      -------              -------    -------

Earnings (loss) per share:
     Basic..........................................               $ (0.06)     $  0.10              $ (0.21)   $  0.19
                                                                   -------      -------              -------    -------
                                                                   -------      -------              -------    -------
     Diluted........................................               $ (0.06)     $  0.09              $ (0.21)   $  0.18
                                                                   -------      -------              -------    -------
                                                                   -------      -------              -------    -------

Number of shares used in computing earnings (loss) per share:
     Basic..........................................                15,621       15,058               15,666     14,984
     Diluted........................................                15,621       16,285               15,666     16,240

               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                         -----------------------
                                                                           1999            1998
                                                                         -------         -------
Cash flows from operating activities:
     Net income (loss).....................................              $(3,238)        $ 2,857
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization....................                2,545           2,262
          Amortization of future contingent share liability                    -           1,100
          Loss on asset disposition........................                   34               -
          Deferred taxes...................................                    -             (81)
          Equity in losses of and transactions with
             unconsolidated joint venture..................                  120             350
          Changes in assets and liabilities:
               Accounts receivable.........................                  320            (541)
               Prepaid expenses and other..................                  276             216
               Other, net..................................                 (198)            131
               Accounts payable............................               (1,539)             97
               Accrued liabilities.........................                 (814)          1,066
               Deferred revenue............................                 (123)            (37)
                                                                         -------         -------
       Net cash provided by (used in) operating activities                (2,617)          7,420
                                                                         -------         -------
Cash flows from investing activities:
     Additions to furniture and equipment..................                 (586)         (1,045)
     Proceeds from sale of assets..........................                   11               -
     Notes receivable from related parties, net............                 (650)           (325)
     Loan to a joint venture...............................                    -            (750)
                                                                         -------         -------
       Net cash used in investing activities...............               (1,225)         (2,120)
                                                                         -------         -------
Cash flows from financing activities:
     Issuance of common stock, net of issuance costs.......                  317           1,046
     Tax benefit of option exercises.......................                    -             825
     Payments to acquire treasury stock....................                    -          (2,329)
     Principal payments of debt obligations................                 (117)            (21)
     Principal payments of capital lease obligations.......                  (23)            (26)
                                                                         -------         -------
       Net cash provided by (used in) financing activities.                  177            (505)
                                                                         -------         -------
       Increase (decrease) in cash and cash equivalents....               (3,665)          4,795
Cash and cash equivalents, beginning of period.............               27,693          19,973
                                                                         -------         -------
                                                                         -------         -------
Cash and cash equivalents, end of period...................              $24,028         $24,768
                                                                         -------         -------
                                                                         -------         -------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest.........................................              $     2         $     3
          Income taxes.....................................                1,167             667
Supplemental disclosure of non-cash financing activities:
     Retirement of treasury stock..........................                               11,555


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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other future interim period, and the Company makes no representations related thereto.

2.       BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                   June 30, 1999             December 31, 1998
                                                                ----------------------      ----------------------
                                                                    (Unaudited)
Accounts receivable:
   Trade receivables...............................                         $ 9,000                     $ 9,363
   Less allowance for doubtful accounts............                            (467)                       (511)
                                                                ----------------------      ----------------------
                                                                            $ 8,533                     $ 8,852
                                                                ----------------------      ----------------------
                                                                ----------------------      ----------------------

Furniture and equipment:
   Office furniture equipment .....................                         $   571                     $ 1,201
   Computer equipment..............................                           5,639                       5,138
   Leasehold improvements..........................                             596                         491
                                                                ----------------------      ----------------------
                                                                              6,806                       6,830
Less: accumulated depreciation and amortization....                          (2,972)                     (2,717)
                                                                ----------------------      ----------------------
                                                                            $ 3,834                     $ 4,113
                                                                ----------------------      ----------------------
                                                                ----------------------      ----------------------

Accrued liabilities:
   Payroll and related benefits....................                         $ 2,322                     $ 3,051
   Severance.......................................                           1,273                           -
   Sales and marketing.............................                             445                         332
   Accounting and legal............................                             218                         310
   Federal and state income taxes payable..........                             352                       1,549
   Sales taxes payable.............................                              45                         160
   Other  .........................................                             218                         285
                                                                ----------------------      ----------------------
     Total accrued liabilities.....................                         $ 4,873                     $ 5,687
                                                                ----------------------      ----------------------
                                                                ----------------------      ----------------------

                               SUMMIT DESIGN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                     June 30,
                                                          --------------------------- --------------------------
                                                              1999           1998          1999          1998
                                                          ------------     ---------    ----------     ---------
Numerator:
   Net income (loss)                                      $    (1,004)     $   1,455    $  (3,238)     $   2,857
                                                          ------------     ---------    ----------     ---------
                                                          ------------     ---------    ----------     ---------
Denominator:
   Denominator for basic earnings (loss) per share
     weighted average shares                                    15,621        15,058        15,666        14,984

   Effect of dilutive securities:
     Employee stock options                                          -         1,227             -         1,256
                                                          ------------     ---------    ----------     ---------

   Denominator for diluted earnings (loss) per share            15,621        16,285        15,666        16,240
                                                          ------------     ---------    ----------     ---------
                                                          ------------     ---------    ----------     ---------

Net income (loss) per share - basic                       $     (0.06)     $    0.10    $   (0.21)     $    0.19
                                                          ------------     ---------    ----------     ---------
                                                          ------------     ---------    ----------     ---------

Net income (loss) per share - diluted                     $     (0.06)     $    0.09    $   (0.21)     $    0.18
                                                          ------------     ---------    ----------     ---------
                                                          ------------     ---------    ----------     ---------

4.       BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS:

The Company operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region outside North America is as follows:

                                                       For the Three Months         For the Six Months
                                                           Ended June 30,             Ended June 30,
                                                    ---------------------------  ------------------------
                                                          1999      1998             1999      1998
                                                         ------    ------           ------    ------
          Europe....................................     $1,664    $1,701           $2,922    $2,859
          Japan.....................................      1,715     3,994            2,721     1,678
          Other Asia Pacific........................        100       654              201       501

As a Percentage of Total Revenue:
          Europe....................................       23.2%     15.4%            20.9%     13.4%
          Japan.....................................       23.9      36.3             19.4       7.9
          Other Asia Pacific........................        1.4       5.9              1.4       2.3

Sales through one distributor accounted for 23.5%, 17.7%, 24.3%, and 19.3% of the Company's total revenue for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998, respectively. Sales to Credence Systems Corporation ("CSC") accounted for 23.2% and 27.0% of the Company's total revenue for the three and six months ended June 31, 1998. Such revenue included $2.9 million of Visual Testbench license sales made pursuant to an OEM agreement with CSC. As of December 31, 1998, CSC had fully satisfied its obligation to purchase Visual Testbench Licenses pursuant to the OEM agreement and the Company does not expect to receive any additional revenue from sales of Visual Testbench licenses. The Company did not receive any revenue from CSC for the six months ended June 30, 1999. Revenue generated pursuant to another OEM agreement accounted for 10.7%, 7.5%, 12.6%, and 7.2% of the Company's total revenue for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998, respectively. Foreign operations of Summit Design (EDA) Ltd. accounted for less than 10% of total revenue of the Company for the three and six months ended June 30, 1999. Identifiable assets of the Company's Israeli subsidiary were less than 10% of total assets at December 31, 1998.

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

OVERVIEW

Summit Design, Inc. ( the "Company") was founded in December 1993 to act as the holding company for Test Systems Strategies, Inc. ("TSSI") and SEE Technologies, (now Summit Design (EDA) Ltd.) (collectively, the "Reorganization"). TSSI was founded in 1979 to develop and market integrated circuit ("IC" or "chip") manufacturing test products. In January 1993, TSSI retained a new Chief Executive Officer and began to restructure its senior management team. Thereafter, the Company broadened its strategy from focusing primarily on manufacturing test products to include providing HLDA design creation and verification tools and integrating these with its core technology. As part of its strategy, in early 1994, TSSI acquired SEE Technologies, an Israeli company that, through its predecessor, began operations in 1983 and had operated primarily as a research and development and consulting company focused on the electronic design automation ("EDA") market. As a result of the Reorganization, TSSI and SEE Technologies became wholly-owned subsidiaries of the Company in the first quarter of 1994.

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

The Company entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Asia, Ltd. ("Summit Asia")) acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific regions, excluding Japan. Prior to that date, Anam was an independent distributor of the Company's products in Korea. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation ("ADC"). In May 1998, the Company exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong, Summit Design Asia, Ltd. ("SDA"). SDA also acquired an equity investment in ADC. In June 1998, the Company and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support the Company's products in Asia Pacific region, excluding Japan. SDA granted distribution rights to the Company's products to ADC for the Asia Pacific region, excluding Japan. In December 1998, SDA cancelled ADC's distribution rights in all areas except Korea and granted non-exclusive distribution rights to Semiconductor Technologies Australia ("STA") for the Asia Pacific region, excluding Japan and Korea. For the six months ended June 30, 1999 and 1998, sales through SDA accounted for 1.4% and 3.1% of the Company's revenue, respectively.

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

Approximately 48.4%, 37.8%, 47.7%, and 35.1% of the Company's total revenue for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998, respectively, were attributable to sales made outside the United States, which includes the Asia Pacific region and Europe. Approximately, 25.3%, 22.4%, 26.8% and 21.7% of the Company's revenue for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998, respectively, were attributable to sales made in the Asia Pacific region. Approximately 23.2%, 15.4%, 20.9%, and 13.4% of the Company's revenue for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998, respectively, were attributable to sales made in Europe. The increase in the percentage of revenue from sales made outside the United States in 1999 is primarily the result of a decrease in domestic sales made to Credence Systems Corporation ("CSC") in 1998 pursuant to an OEM agreement. As of December 31, 1998, CSC had satisfied its obligations under the OEM agreement and the Company will not receive any additional revenue pursuant to the OEM agreement. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of the Company's products in the Asia Pacific region have continued to decrease and there can be no assurance that such adverse economic conditions will not worsen. In June 1999, the Company lowered Seiko's specified quotas due to the adverse economic conditions in the Asia Pacific Region. As a result, Summit expects sales through Seiko to decrease for at least the current and following two quarters and revenue attributable to sales in the Asia Pacific region to decrease.(1)

On February 28, 1997, the Company completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a "pooling of interest" in accordance with generally accepted accounting principles.

Effective July 1, 1997, the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to CSC. As of July 1, 1997, TDS products ceased to be a source of such revenues. CSC assumed the Company's obligations under TDS maintenance contracts entered into prior to the closing and the Company has not recognized deferred revenue associated with such contracts since June 30, 1997.

The Company maintained exclusive rights to its Visual Testbench technology and CSC agreed to purchase a minimum of $16 million of Visual Testbench licenses over a thirty-month period beginning July 1997, subject to specified quarterly maximums and certain additional conditions, and $2 million of maintenance over an eighteen month period beginning July 1997. In December 1998, the Company and CSC agreed to amend the agreement and as of December 31, 1998, CSC had satisfied its obligation to purchase $16 million of Visual Testbench licenses. CSC also obtained shared ownership of the Visual Testbench source code in December 1998 and has the right to sell Visual Testbench licenses based on the source code received from the Company.

On September 9, 1997, the Company acquired SimTech, a company that develops and distributes hardware-software co-verification, code coverage and HDL debugging software. The aggregate consideration for the acquisition was 1,256,800 shares of the Company's common stock, 723,200 options to purchase the Company's common stock and $3.9 million in cash. The transaction was accounted for using the purchase method of accounting. Accordingly, SimTech's results of operations for the period from September 9, 1997 are included in the consolidated statements of operations. The purchase price was allocated to the net assets acquired based on their estimated fair market values at the date of acquisition.

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

On June 30, 1998, the Company completed its acquisition of ProSoft. ProSoft develops software tools used to verify embedded systems software prior to the availability of a hardware prototype. The aggregate consideration for the acquisition (including shares of common stock reserved for issuance upon exercise of ProSoft options, which were exchanged for options of the Company) was 248,334 shares of common stock. The transaction has been accounted for as a pooling of interests in accordance with generally accepted accounting principles. In compliance with such principles, the Company's financial statements have been restated to include the accounts of ProSoft as if the acquisition had occurred at the beginning of the first period presented.

In September 1998, the Company announced its proposed acquisition of OrCAD, Inc. In February 1999, the Company announced that its planned acquisition of OrCAD, Inc. had been terminated. During the quarter ended December 31, 1998, the Company incurred approximately $1.0 million in costs related to the terminated acquisition.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of revenue.

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                     June 30
                                                         ------------------------    ------------------------
                                                            1999          1998          1999          1998
                                                         ----------    ----------    ----------    ----------
Revenue:
     Product licenses..........................             63.3 %        77.9 %        61.5 %        78.5 %
     Maintenance and services..................             36.7          21.3          38.5          20.6
     Other.....................................                -           0.8             -           0.9
                                                           -----         -----         -----         -----
          Total revenue........................            100.0         100.0         100.0         100.0
Cost of revenue:
     Product licenses..........................              1.8           1.1           1.8           1.5
     Amortization of purchased technologies....              4.8           2.5           4.3           2.4
     Maintenance and services..................              2.3           1.5           2.4           1.5
                                                           -----         -----         -----         -----
          Total cost of revenue................              8.9           5.1           8.5           5.4
          Gross profit.........................             91.1          94.9          91.5          94.6
Operating expenses:
     Research and development..................             34.7          27.0          36.9          27.6
     Sales and marketing.......................             44.3          29.6          43.5          29.5
     General and administrative ...............             19.1           9.8          18.1          10.0
     Amortization of goodwill and other
        intangibles............................              9.7           6.3          10.0           6.5
     Non-recurring charges (a).................                -           2.1           9.6           1.1
                                                           -----         -----         -----         -----
          Total operating expenses.............            107.8          74.8         118.1          74.7
                                                           -----         -----         -----         -----
Income (loss) from operations..................            (16.7)         20.1         (26.6)         19.9
Other income (expense), net....................              2.7           1.9           3.5           2.3
                                                           -----         -----         -----         -----
Income (loss) before income taxes..............            (14.0)           22         (23.1)         22.2
Income (loss) tax provision....................                -           8.7           0.0           8.8
                                                           -----         -----         -----         -----
                                                           -----         -----         -----         -----
Net income                                                 (14.0)%        13.3 %       (23.1)%        13.4 %
                                                           -----         -----         -----         -----
                                                           -----         -----         -----         -----

(a) Non-recurring charges of $1.3 million for the six months ended June 30, 1999 relate to severance obligations to certain management personnel, which will be paid in future periods. Non-recurring charges of $227,000 for the three and six months ended June 30, 1998 relate to the acquisition of ProSoft.


TOTAL REVENUE

Total revenue decreased by 34.8% from $11 million for the three months ended June 30, 1998 to $7.2 million for the three months ended June 30, 1999. Sales through one distributor accounted for 23.5%, 17.7%, 24.3%, and 19.3% of the Company's total revenue for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998, respectively. Sales to CSC accounted for 23.2% and 27.0% of the Company's total revenue for the three and six months ended June 31, 1998. Such revenue included $2.9 million of Visual Testbench license sales made pursuant to an OEM agreement with CSC. As of December 31, 1998, CSC had fully satisfied its obligation to purchase Visual Testbench Licenses pursuant to the OEM agreement and the Company does not expect to receive any additional revenue from sales of Visual Testbench. The Company did not receive any revenue from CSC for the six months ended June 30, 1999. Revenue generated pursuant to another OEM agreement accounted for 10.7%, 7.5%, 12.6%, and 7.2% of the Company's total revenue for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998, respectively.

REVENUE

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA products. Product licenses revenue decreased by 46.9% from $8.6 million for the three months ended June 30, 1998 to $4.5 million for the three months ended June 30, 1999. Product licenses revenue decreased by 48.7% from $16.8 million for the six months ended June 30, 1998 to $8.6 million for the six months ended June 30, 1999. The decrease in product licenses revenue was primarily attributable to the Company ceasing to receive revenue from CSC pursuant to the OEM Agreement. The decrease was also attributable to decreased sales as a result of the Company hiring fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first two quarters of 1999 and attrition in the existing sales force during the first two quarters of 1999.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 12.2% from $2.3 million for the three months ended June 30, 1998 to $2.6 million for the three months ended June 30, 1999. Maintenance and services revenue increased 22.3% from $4.4 million for the six months ended June 30, 1998 to $5.4 million for the six months ended June 30, 1999. This increase is primarily attributable to maintenance contract renewals by the installed base of HLDA customers, and to a lesser extent from non-recurring engineering services provided to one customer, which is not expected to reoccur.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. Other revenue decreased 100% from $91,000 for the three months ended June 30, 1998 to $0 for the three months ended June 30, 1999. Other revenue decreased 100% from $183,000 for the six months ended June 30, 1998 to $0 for the six months ended June 30, 1999. Although the Company renewed a significant distribution agreement the renewal did not include additional fees. As a result, the distribution rights fees paid at the inception of the agreement and amortized into revenue at $91,000 each quarter over the agreement period were no longer a source of other revenue as of December 31, 1998.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. The cost of product licenses revenue increased 7.6% from $118,000 for the three months ended June 30, 1998 to $127,000 for the three months ended June 30, 1999. The cost of product licenses revenue decreased 17.0% from $311,000 for the six months ended June 30, 1998 to $258,000 for the six months ended June 30, 1999. As a percentage of product licenses revenue, the cost of product licenses revenue increased from 1.4% of product license revenue for the three months ended June 30, 1998 to 2.8% of product license revenue for the three months ended June 30, 1999. As a percentage of product licenses revenue, the cost of product licenses revenue increased from 1.9% of product license revenue for the six months ended June 30, 1998 to 3.0% of product license revenue for the six months ended June 30, 1999. This increase as a percentage of product license revenue was primarily due to fixed costs spread over decreased product license revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 24.7% from $279,000 for the three months ended June 30, 1998 to $348,000 for the three months ended June 30, 1999. Cost of maintenance and services revenue increased 20.2% from $504,000 for the six months ended June 30, 1998 to $606,000 for the six months ended June 30, 1999. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue increased from 11.9% for the three months ended June 30, 1998 to 13.2% for the three months ended June 30, 1999. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 11.4% for the six months ended June 30, 1998 to 11.2% for the six months ended June 30, 1999. The increase in the cost of maintenance and services revenue as a percentage of revenue, and in actual dollars, for the three months ended June 30, 1999 over the same period in 1998 was due primarily to additional costs incurred in the three months ended June 30, 1999 related to the distribution of a major upgrade to customers with maintenance contracts. The decrease in the cost of maintenance and services revenue as a percent of revenue for the six months ended June 30, 1999 over the same period in 1998 was primarily the result of increased maintenance and services revenue in 1999.

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed approximately $166,000 for the three months ended June 30, 1999 and 1998. The Company expensed approximately $331,000 for the six months ended June 30, 1999 and 1998, respectively.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses decreased 16.4% from $3.0 million for the three months ended June 30, 1998 to $2.5 million for the three months ended June 30, 1999. Research and development expenses decreased 12.5% from $5.9 million for the six months ended June 30, 1998 to $5.1 million for the six months ended June 30, 1999. Research and development expenses for the three and six months ended June 30, 1998 included $550,000 and $1,100,000, respectively, of compensation expense recorded in connection with the Company's acquisition of SimTech in September 1997.

The Company recorded a total of $4.4 million of compensation expense for shares issued as part of the acquisition which were contingent upon continued employment and were being expensed as the employment obligation lapsed. This expense was being recorded on a straight-line basis over the two year employment obligation period. However, in December 1998, the employment agreements to which this contingent compensation related were amended to eliminate the continued employment obligation and at that time, the remaining unrecorded compensation was expensed. Excluding the $550,000 compensation expense recorded in the three months ended June 30, 1998, research and development expense increased 2% from $2.4 million for the three months ended June 30, 1998 to $2.5 million for the same period in 1999. Excluding the $1,100,000 compensation expense recorded in the six months ended June 30, 1998, research and development expense increased 7.5% from $4.8 million for the six months ended June 30, 1998 to $5.2 million for the same period in 1999.

As a percentage of total revenue, research and development expenses increased from 27.0% and 27.6% for the three and six months ended June 31, 1998, respectively, to 34.7% and 36.9% for the three and six months ended June 30, 1999, respectively. The increase in research and development expenses as a percent of revenue is the result of a decrease in total revenues for the three and six months ended June 30, 1999. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue. (1)

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, decreased 2.4% from $3.3 million for the three months ended June 30, 1998 to $3.2 million for the three months ended June 30, 1999. Sales and marketing expenses decreased 3.5% from $6.3 million for the six months ended June 30, 1998 to $6.1 million for the six months ended June 30, 1999. This decrease was primarily attributable to the Company hiring fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first two quarters of 1999 and attrition in the existing sales force during the first quarter of 1999.

As a percentage of total revenue, sales and marketing expenses increased from 29.6% for the three months ended June 30, 1998 to 44.3% for the three months ended June 30, 1999. As a percentage of total revenue, sales and marketing expenses increased from 29.5% for the six months ended June 30, 1998 to 43.5% for the six months ended June 30, 1999. The increase as a percentage of total revenue was primarily attributable to the decrease in total revenue for 1999. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars, in part due to the hiring of additional sales and marketing personnel.(2)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 27.1% from $1.1 million for the three months ended June 30, 1998, to $1.4 million for the three months ended June 30, 1999. General and administrative expenses increased 18.6% from $2.1 million for the six months ended June 30, 1998, to $2.5 million for the six months ended June 30, 1999. As a percentage of total revenue, general and administrative expenses increased from 9.8% for the three months ended June 30, 1998 to 19.1% for the three months ended June 30, 1999. As a percentage of total revenue, general and administrative expenses increased from 10.0% for the six months ended June 30, 1998 to 18.1% for the six months ended June 30, 1999. The increase in general and administrative expenses as a percentage of total revenue and in actual dollars was primarily attributable to the addition of four positions and the cost of the CEO search.


AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of purchased technologies) and $3.8 million of goodwill as part of the SimTech acquisition which are being amortized to expense on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $697,000 for the three months ended June 30, 1999 and 1998, respectively. The Company expensed approximately $1.4 million for the six months ended June 30, 1999 and 1998, respectively.

---------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

NON-RECURRING CHARGES

During the six months ended June 30, 1999, the Company recorded $1.3 million in non-recurring charges related to severance obligations for certain management personnel. For the three months ended June 30, 1998 the Company incurred one-time charges of $227,000 related to the acquisition of ProSoft.

INTEREST EXPENSE

Interest expense remained constant at $1,000 for the three months ended June 30, 1999 and 1998. Interest expense also remained constant at $2,000 for the six months ended June 30, 1999 and 1998. The Company incurred no interest expense associated with the Company's bank line of credit for the three and six months ended June 30, 1999 and 1998.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of SDA and ADC and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was approximately $195,000, $204,000, $488,000, and $492,000 for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998, respectively.

INCOME TAX PROVISION

The income tax provision decreased from $958,000 for the three months ended June 30, 1998 to $0 for the three months ended June 30, 1999. The income tax provision decreased from $1.9 million for the six months ended June 30, 1998 to $0 for the six months ended June 30, 1999. The 1998 income tax provision reflects the Company's estimated consolidated tax rate for federal, state and foreign taxes of approximately 40% of taxable income. The Company's estimated effective rate for the year ending December 31, 1999 is 0%, as the Company does not expect to generate either taxable income or net operating losses in 1999.

EFFECTIVE CORPORATE TAX RATES

Prior to 1996, the Company had experienced losses for income tax purposes in the United States. As of December 31, 1998, the Company has recognized the benefit of its U.S. net operating loss carryforwards and tax credit carryforwards in their financial statements.

The Company's Israeli operations are performed entirely by Summit Design (EDA) Ltd., which is a separate taxable Israeli entity. The Company's existing Israeli production facility has been granted ""Approved Enterprise" status under the Israeli Investment Law, which entitles the Company to reductions in the tax rate normally applicable to Israeli companies with respect to the income generated by its "Approved Enterprise" programs. In particular, the tax holiday covers the seven year period beginning the first year in which Summit Design (EDA) Ltd. generates taxable income from its "Approved Enterprise" (after using any available NOLs), provided that such benefits will terminate in 2006 regardless of whether the seven year period has expired. The tax holiday provides that, during such seven year periods, a portion of the Company's taxable income from its Israeli operations will be taxed at favorable tax rates. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. There can be no assurance that the Company will be granted any approvals and therefore there can be no assurance the Company will continue to have favorable tax status in Israel. Management of the Company intends to permanently reinvest earnings of the Israeli subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due.

The Company had foreign income tax net operating losses of approximately $5.6 million at December 31, 1998. These foreign losses were generated in Israel over several years and have not yet received final assessment from the Israeli government. Consequently, management is uncertain as to the availability of a substantial portion of such foreign loss carryforwards.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through a public offering in 1996, the private placement of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of June 30, 1999, the Company had approximately $24.0 million in cash and cash equivalents. Additionally, the Company had a $1.0 million bank line of credit, which expired on April 30, 1999. At April 30, 1999, the Company had no borrowings outstanding under this line of credit and subsequently did not renew the line.

As of June 30, 1999, the Company has loaned $2.5 million to an independent software company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime plus 2%.

As of June 30, 1999, the Company had working capital of approximately $22.4 million.

For the six months ended June 30, 1999, net cash used in operating activities was approximately $2.6 million. For the six months ended June 30, 1998, net cash generated by operating activities was approximately $7.4 million. Cash used in operations for the six months ended June 30, 1999 resulted primarily from a net loss offset by depreciation, amortization, and a decrease in accrued liabilities.

Net cash used in investing activities was approximately $1.2 million and $2.1 million for the six months ended June 30, 1999 and 1998, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment and a loan to an independent software company for the six months ended June 30, 1999 and 1998. Net cash used in investing activities also included loans to a joint venture for the six months ended June 30, 1998.

Net cash generated by financing activities was approximately $177,000 for the six months ended June 30, 1999. Net cash used by financing activities was approximately $505,000 for the six months ended June 30, 1998. For the six months ended June 30, 1999, financing activity cash was primarily generated by proceeds from the issuance of common stock through stock options plans, offset by payments of debt obligations and capital leases. For the six months ended June 30, 1998 the use of cash was primarily from repurchasing 162,500 shares of the Company's common stock, less proceeds from the issuance of common stock and a tax benefit from option exercises.

The Company presently believes that its current cash and cash equivalents will satisfy the Company's anticipated working capital and other cash requirements for at least the next 12 months.(2)

----------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

YEAR 2000

The Year 2000 issue results from computer programs written using two, rather than four, digits to define the applicable year. These computer programs may recognize a date using "00" as the year 1900 instead of 2000 and cause system failures or miscalculations, material disruptions of business operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business operations. If the Company, its significant customers, suppliers, service providers and other related third parties fail to take the necessary steps to correct or replace these problematic computer programs, the Year 2000 issue could have a material adverse effect on the Company. The Company cannot, however, quantify the impact at this time.

The Company has begun upgrading or replacing the software packages underlying its financial, production, communication, desktop and other systems, as appropriate, to address the Year 2000 issue. It has also performed an in-depth analysis of all of its products and is in the process of modifying those products that are not Year 2000 compliant. Moreover, the Company is contacting all major external third parties that provide products and services to the Company to assess their readiness for the Year 2000.

Management believes it has completed the review and assessment phase of affected systems within the Company and those which are external to the Company. This assessment indicated that most of the Company's significant internal information systems could be affected by the Year 2000 issue, and that the Company could be negatively impacted by non-compliance of related third parties. In addition, this assessment concluded that certain of the Company's products were also at risk.

The Company has begun the remediation phase of the Company's internal information technology systems and has set October 1999 as the target for Year 2000 compliance of all of the Company's internal information technology systems. The Company's internal information technology systems include the Company's finance systems and those systems used in the research and development of the Company's products.

The Company's products are subject to periodic upgrades. These upgrades are typically released to end-users once a year. The Company intends to modify its products, as required, in order to make such products Year 2000 compliant by September 1999.

The Company is currently in the process of creating contingency plans for its internal information technology systems and products. These contingency plans are expected to be in place by October 31, 1999. In the event the Company's information technology systems and/or products are not Year 2000 compliant by October 31, 1999, the Company will decide at that time whether to implement the necessary contingency plan(s).

The Company has queried its important suppliers and service providers and is presently obtaining assurances and verification from those selected third parties that they are or will be Year 2000 complaint. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The effects of non-compliance by third parties where no system interface exists is not determinable.

The Company will determine whether a contingency plan is necessary in relation to third parties with whom the Company has material relationships once the assessment of these third parties' Year 2000 compliance is complete. It is anticipated that third party assessment will be complete by August 31, 1999.

Concurrent with performing the above steps, the Company will make certain investments in systems, applications and products to address Year 2000 issues. The Company has not tracked internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. The Company has, however, hired external consultants to resolve internal information system issues related to the resolution of the Year 2000 issue. Identifiable expenditures for these consultants were approximately $250,000 through December 31, 1998. Expenditures to resolve Year 2000 issues are not expected to be material and are expected to be funded through cash generated from operations.

The Company's plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including continued availability of certain resources, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences included the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes.


ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

FACTORS WHICH MAY CAUSE THE COMPANY'S OPERATING RESULTS TO FLUCTUATE. The Company's quarterly operating results and cash flows have fluctuated in the past and have fluctuated significantly in certain quarters. Such fluctuations resulted from several factors including the size and timing of orders, the incurrence of a large one-time charge as a result of an acquisition, seasonal factors, the rate of acceptance of new products, product, customer and channel mix, and lengthy sales cycles. These fluctuations are likely to continue in future periods as a result of the factors discussed above and potentially due to corporate acquisitions and consolidations and the integration of acquired entities and the incurrence of any large one-time charges as a result of any acquisitions, the timing of new product announcements and introductions by the Company and its competitors, the rescheduling or cancellation of customer orders, the Company's ability to continue to develop and introduce new products and product enhancements on a timely basis, the level of competition, purchasing and payment patterns, pricing policies of the Company and its competitors, product quality issues, currency fluctuations and general economic conditions.

REVENUE DIFFICULT TO FORECAST. The Company's revenue is difficult to forecast for several reasons. The Company operates with little product backlog because its products are typically shipped shortly after orders are received. Consequently, license backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected revenue. As a result, license fee revenue in any quarter is difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, the Company generally recognizes a substantial portion of its revenue in the last month of the quarter, frequently in the latter part of the month. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations in any particular quarter, and, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Quarterly license fee revenue is also difficult to forecast because the Company's sales cycle is typically six to nine months and varies substantially from customer to customer. In addition, a portion of the Company's sales are made through indirect channels and can be harder to predict.

SHORTFALLS IN REVENUE COULD ADVERSELY IMPACT QUARTERLY OPERATING RESULTS. The Company establishes its expenditure levels for product development, sales and marketing and other operating activities based primarily on its expectations as to future revenue. Because a high percentage of the Company's expenses are relatively fixed in the near term, if revenue in any quarter is below expectations, expenditure levels could be disproportionately high as a percentage of revenue and the Company's operating results would be materially adversely affected.

OPERATING RESULTS LIKELY TO FLUCTUATE. Based upon the factors described above, the Company believes that its quarterly revenue, expenses and operating results are likely to vary significantly from quarter to quarter, that period-to-period comparisons of its operating results are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of the Company's future performance. Additionally, as of December 31, 1998, CSC had satisfied its obligation to purchase a minimum number of Visual Testbench licenses pursuant to an OEM agreement entered into in July 1997, and the Company does not expect to receive any additional revenue from sales of Visual Testbench to CSC. The Company will need to replace this revenue and the failure of the Company to replace this revenue would have a material adverse affect on the Company's operating results. In addition, the Company operates with high gross margins and as such, a downturn in revenue has had a significant impact on income from operations and net income. Due to the foregoing or other factors, the Company's results of operations were below investors' and market makers' expectations for the quarter ended June 30, 1999 and are likely to be below investors' and market makers' expectations in other quarters, which could have a severe adverse effect on the market price of the Company's Common Stock.

DEPENDENCE ON HLDA PRODUCTS

The Company's future success depends primarily upon the broad market acceptance of the Company's existing and future HLDA products. The Company commercially shipped its first HLDA product, Visual HDL for VHDL, in the first quarter of 1994. For the years ended December 31, 1998, 1997 and 1996, revenue from HLDA products and related maintenance contracts represented 100%, 88.8%, and 63.9%, respectively, of the Company's total revenue. As a result, factors adversely affecting sales of these products, including increased competition, inability to successfully introduce enhanced or improved versions of these products, product quality issues and technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.


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

Traditionally, EDA customers have been risk averse in accepting new design methodologies. Because many of the Company's tools embody new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge to the Company and makes the introduction and acceptance of new products unpredictable.

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

DEPENDENCE ON DISTRIBUTORS

The Company relies on distributors for licensing and support of its products outside of North America. Approximately 41.9%, 24.9%, 23.1%, 28.7% and 45.6% of the Company's revenue for the six months ended June 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made through distributors. Effective April 1, 1996, the Company entered into a joint venture with Anam pursuant to which the joint venture corporation, Summit Asia, acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia Pacific region, excluding Japan. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation ("ADC"). In May 1998, the Company exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong, renamed Summit Design Asia, Ltd. ("SDA"). SDA also acquired an equity investment in ADC. In June 1998, the Company and Anam each loaned SDA
$750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support the Company's products in the Asia Pacific region, excluding Japan. SDA granted distribution rights to the Company's products to ADC for the Asia Pacific region, excluding Japan. In December 1998, SDA cancelled ADC's distribution rights in all areas except Korea and granted non-exclusive distribution rights to Semiconductor Technologies Australia ("STA") for the Asia Pacific region excluding Japan and Korea. There can be no assurance that this restructuring will result in SDA or ADC becoming profitable or that revenue attributable to sales in the Asia Pacific region, excluding Japan, would increase. In addition, in the first quarter of 1996, the Company entered into a three-year, exclusive distribution agreement for its HLDA products in Japan with Seiko. The agreement is renewable for successive five-year terms by mutual agreement of the Company and Seiko and is terminable by either party for breach. The agreement was renewed for an additional five-year term, which began in February 1999. In the event Seiko fails to meet specified quotas for two or more quarterly periods, exclusivity can be terminated by the Company, subject to Seiko's right to pay a specified fee to maintain exclusivity. Sales through Seiko accounted for 24.3%, 19.3%, 17.8%, 14.5%, and 15.1%, of the Company's total revenue for the six months ended June 30, 1999 and 1998 and for the years ended December 31, 1998, 1997, and 1996, respectively. In June 1999, the Company lowered Seiko's specified quotas due to the adverse economic conditions in the Asia Pacific Region. As a result, Summit expects sales through Seiko to decrease for at least the current and following two quarters and revenue attributable to sales in the Asia Pacific region to decrease.

The Company also has independent distributors in Europe and is dependent on the continued viability and financial stability of its distributors. Since the Company's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Seiko, SDA and ADC, as well as the Company's other distributors may offer products of several different companies, including competitors of the Company. There can be no assurance that the Company's current distributors will continue to market or service and support the Company's products effectively, that any distributor will continue to sell the Company's products or that the distributors will not devote greater resources to products of other companies. The loss of, or a significant reduction in, revenue from the Company's distributors could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

INTERNATIONAL SALES AND OPERATIONS

Approximately 47.7%, 35.1%, 35.8%, 33.2%, and 49.8% of the Company's revenue for the six months ended June 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made outside the United States, which includes the Asia Pacific region and Europe. Approximately, 26.8%, 21.7%, 21.9%, 22.3%, and 34.3% of the Company's revenue for the six months ended June 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in the Asia Pacific region and approximately 20.9%, 13.4%, 13.9%, 11.4% and 15.5% of the Company's revenue for the six months ended June 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in Europe. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of the Company's products in the Asia Pacific region have continued to decrease and there can be no assurance that such adverse economic conditions will not worsen or that demand for and sales of the Company's products in such region will not further decrease.

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

MANAGEMENT OF GROWTH AND ACQUISITIONS

The Company's ability to achieve significant growth will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage current and future employees. The Company expects any such growth will place a significant strain on its operational resources and systems. Failure to effectively manage any such growth would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

The Company has consummated a series of acquisitions including the acquisition of TriQuest in February 1997, SimTech in September 1997, and ProSoft in June 1998 and regularly evaluates acquisition opportunities. Future acquisitions by the Company, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, and large one-time charges which could materially adversely affect the Company's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired companies. The Company's management has had limited experience in assimilating acquired organizations and products into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

OPERATIONS IN ISRAEL

RISKS ASSOCIATED WITH OPERATING IN ISRAEL. The Company's research and development operations related to its Visual HDL products are located in Israel and may be affected by economic, political and military conditions in that country. Accordingly, the Company's business, financial condition and results of operations could be materially adversely affected if hostilities involving Israel should occur. This risk is heightened due to the restrictions on the Company's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel as described in "--Israeli Research, Development and Marketing Grants." In addition, while all of the Company's sales are denominated in U.S. dollars, a portion of the Company's annual costs and expenses in Israel are paid in Israeli currency. These costs and expenses were approximately $5.2, $4.7 and $4.3 million in 1998, 1997 and 1996, respectively. Payment in Israeli currency subjects the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation, which has been approximately 9%, 7% and 11% during 1998, 1997, and 1996, respectively. The Company's primary expense, which is paid in Israeli currency, is employee salaries for research and development activities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. In addition, coordination with and management of the Israeli operations requires the Company to address differences in culture, regulations and time zones. Failure to successfully address these differences could be disruptive to the Company's operations.

RISKS ASSOCIATED WITH "APPROVED ENTERPRISE" STATUS. The Company's Israeli production facility has been granted the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Investment Law, the regulations promulgated thereunder and the criteria set forth in the certificate of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. No "Approved Enterprise" tax benefits had been realized by the Company from its Israeli operations as of December 31, 1995 since the Israeli operations were still incurring losses at that time. During 1996, the Company realized income of $1.4 million from its Israeli operations and "Approved Enterprise" tax benefits of $53,000. During 1997, the Company realized income of $2.7 million from its Israeli operations and "Approved Enterprise" tax benefits of $702,000. During 1998, the Company realized income of $4.3 million from its Israeli operations and "Approved Enterprise" tax benefits of $1.9 million. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. However, there can be no assurance that the Company's Israeli production facility will continue to operate or qualify as an "Approved Enterprise" or that the benefits under the "Approved Enterprise" regulations will continue, or be applicable, in the future. Management of the Company intends to permanently reinvest earnings of the Israeli Subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

DEPENDENCE ON KEY PERSONNEL

The Company's success will continue to depend in large part on its key technical and management personnel and its ability to attract and retain highly-skilled technical, sales and marketing and management personnel. The Company has entered into employment agreements with certain of its executive officers; however, such agreements do not guarantee the services of these employees and do not contain non-competition provisions. The Company recently entered into a new employment agreement with C. Albert Koob, the Company's Chief Financial Officer. Mr. Koob's employment agreement provides that he is entitled to certain guaranteed severance payments and has been provided an incentive to remain with the Company through December 31, 1999 or such earlier date that a permanent Chief Executive Officer or Chief Financial Officer has begun working at the Company.

However, there can be no assurance that Mr. Koob will continue his employment until such date. Mr. Gerhard, the Company's former Chief Executive Officer resigned from his positions with the Company as of June 30, 1999. William V. Botts, a director of the Company, is currently serving as the Company's Interim Chief Executive Officer while the Company seeks a permanent Chief Executive Officer. The Company's failure to timely hire suitable replacements for Mr. Gerhard or Mr. Koob could have a material adverse effect on the Company.

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

NEED TO EXPAND SALES AND MARKETING ORGANIZATIONS

The Company's success will depend on its ability to build and expand its sales and marketing organizations. The Company hired fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first two quarters of 1999 and experienced attrition in the existing sales force during the first quarter of 1999. As a result of the lack of sales people, the Company's revenues for the fourth quarter of 1998 and first two quarters of 1999 were lower than expected. In February 1999, the Company's Senior Vice President of Worldwide Marketing and Sales resigned. The Company is seeking a Vice President of Sales and a Vice President of Marketing. The Company's future success will depend in part on its ability to hire and retain qualified sales and marketing personnel and the ability of these new persons to rapidly and effectively transition into their new positions. Competition for qualified sales and marketing personnel is intense, and the Company may not be able to hire and retain the number of sales and marketing personnel needed which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

The Company's Israeli subsidiary obtained research and development grants from the Chief Scientist in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts have been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. The Company's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If the Company is unable to obtain the consent of the government of Israel, the Company would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, the Company would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although the Company is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. The Company received a Marketing Fund Grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. The grant must be repaid at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products, until repaid. As of June 30, 1999, approximately $92,000 was outstanding under the grant.

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

YEAR 2000

The Company is currently reviewing its products, internal systems and infrastructure in order to identify and modify those products and systems that are not Year 2000 compliant. The Company expects any required modification to be made on a timely basis and does not believe that the cost of any such modification will have a material adverse effect on the Company's operating results. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, implementation of any such modifications and inability to implement such modifications could have an adverse effect on the Company's future operating results.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to the stockholders at the Company's Annual Meeting of Stockholders held on May 26, 1999. Each of these matters was approved by a majority of the shares present at the meeting.

  1. The election of two Class II director to serve for a term of three years:

                            VOTES FOR          VOTES WITHHELD
CLASS II DIRECTORS          ---------          --------------
 William V. Botts          10,717,760                693,221
 Barbara M. Karmel         10,717,560                693,421

  2. The amendment of the Company's 1994 Stock Plan to increase the number of shares reserved for issuance thereunder by 625,000 shares:

          VOTES FOR           VOTES AGAINST      VOTES WITHHELD
          ---------           -------------      --------------
          7,773,819           3,599,506             37,656

  3. The amendment of the Company's 1996 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 150,000 shares:

          VOTES FOR           VOTES AGAINST      VOTES WITHHELD
          ---------           -------------      --------------
          11,108,697          242,720                59,564

  4. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the fiscal year ending December 31, 1999:

          VOTES FOR           VOTES AGAINST      VOTES WITHHELD
          ---------           -------------      --------------
          11,356,271          41,531                 13,179

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.6      Employment Agreement between between the Registrant and
                       C. Albert Koob dated as of July 30, 1999.

             10.7 Employment agreement between the Registrant and Richard Davenport dated __, 1999.

             10.9 Employment agreement between the Registrant and Eric Benayoun dated February 25, 1999.

             10.10 Employment agreement between the Registrant and Moshe Guy dated February 25, 1999.

             27.1      Financial Data Schedule

         (b) Reports on Form 8-K

             On June 11, 1999, the Company filed a Current Report on Form 8-K dated June 11, 1999 in connection with the resignation of Larry Gerhard, Chairman and Chief Executive Officer.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SUMMIT DESIGN, INC.


                                     By:  /s/ C. Albert Koob
                                          ------------------------------------
                                          C. Albert Koob
                                          Vice President - Finance,
                                          Chief Financial Officer and Secretary
                                          Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)


Date:    August 13, 1999

EXHIBIT INDEX

EXHIBIT 10.6 Employment agreement between the Registrant and C. Albert Koob dated July 30, 1999.

EXHIBIT 10.7    Employment agreement between the Registrant and Richard
                Davenport dated February 25, 1999.

EXHIBIT 10.9 Employment agreement between the Registrant and Eric Benhayoun dated February 25, 1999.

EXHIBIT 10.10   Employment agreement between the Registrant and Moshe Guy dated
                February 25, 1999.

EXHIBIT  27.1   Financial Data Schedule
