Form 10-Q
period 1999-09-30
SUMMIT DESIGN INC
filed 1999-11-15
CIK 925072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



------ -------------------------------------------------------------------------
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or
------ -------------------------------------------------------------------------

------ -------------------------------------------------------------------------
       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to________
------ -------------------------------------------------------------------------

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

As of November 11, 1999, the Registrant had outstanding 15,801,465 shares of Common Stock.

                               SUMMIT DESIGN, INC.
                                      INDEX



PART I     FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1999
         (unaudited) and December 31, 1998.                                             3

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 1999 and 1998 and
         for the nine months ended September 30, 1999 and 1998(unaudited).              4

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended September 30, 1999 and 1998 (unaudited).                 5

         Notes to Condensed Consolidated Financial Statements.                          6

Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       9

PART II     OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                               41

Items 1, 2,3, 4 and 5      Not Applicable                                               41

Signature                                                                               42

Exhibit Index                                                                           43

                               SUMMIT DESIGN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                September 30, 1999   December 31, 1998
                                                ------------------   -----------------
                                                   (Unaudited)

                     ASSETS

Current assets:


   Cash and cash equivalents ......................     $ 27,008      $ 27,693
   Accounts receivable, net .......................        6,217         8,852
   Prepaid expenses and other .....................        1,003           862
   Deferred income taxes ..........................          792           792
                                                        --------      --------
     Total current assets .........................       35,020        38,199

Furniture and equipment, net ......................        3,734         4,113
Intangibles, net ..................................        1,038         2,870
Goodwill, net .....................................        2,179         2,742
Deposits and other assets .........................          146         2,286
                                                        --------      --------
        Total assets ..............................     $ 42,117      $ 50,210
                                                        ========      ========

                  LIABILITIES
Current liabilities:
   Long-term debt, current portion ................     $     56      $     54
   Capital lease obligation, current portion ......            8            43
   Accounts payable ...............................        1,072         2,520
   Accrued liabilities ............................        5,287         5,687
   Deferred revenue ...............................        4,843         5,640
                                                        --------      --------
     Total current liabilities ....................       11,266        13,944

Long-term debt, less current portion ..............         --             156
Deferred revenue, less current portion ............          102           146
Deferred income tax ...............................          489           489
                                                        --------      --------
     Total liabilities ............................       11,857        14,735
                                                        --------      --------

Commitments and contingencies

              STOCKHOLDERS' EQUITY
Common stock, $.01 par value. Authorized
    30,000 shares; issued and outstanding 15,702
    shares at September 30, 1999 and 15,457 shares
    at December 31, 1998 ..........................          157           155
Additional paid-in capital ........................       44,360        44,039
Accumulated deficit ...............................      (14,257)       (8,719)
                                                        --------      --------
     Total stockholders' equity ...................       30,260        35,475
                                                        --------      --------
        Total liabilities and stockholders' equity      $ 42,117      $ 50,210
                                                        ========      ========




       The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                         ---------------------        ----------------------
                                                            1999         1998           1999         1998
                                                            ----         ----           ----         ----
Revenue:

   Product licenses ..................................     $  4,871      $  8,705     $ 13,477      $ 25,480
   Maintenance and services ..........................        2,983         2,518        8,376         6,929
   Other .............................................         --              91         --             274
                                                           --------      --------     --------      --------
     Total revenue ...................................        7,854        11,314       21,853        32,683

Cost of revenue:
   Product licenses ..................................          217           179          476           490
   Maintenance and services ..........................          270           269          876           773
   Amortization of purchased technologies ............          140           165          472           496
                                                           --------      --------     --------      --------
     Total cost of revenue ...........................          627           613        1,824         1,759
                                                           --------      --------     --------      --------
        Gross profit .................................        7,227        10,701       20,029        30,924

Operating expenses:
   Research and development ..........................        2,571         3,021        7,739         8,928
   Sales and marketing ...............................        2,590         3,235        8,678         9,541
   General and administrative ........................        1,465         1,122        4,004         3,264
   Amortization of goodwill and other intangibles ....          529           698        1,924         2,093
   Non-recurring charges .............................        2,665          --          4,005           227
                                                           --------      --------     --------      --------
     Total operating expenses ........................        9,820         8,076       26,350        24,053

Income (loss) from operations ........................       (2,593)        2,625       (6,321)        6,871

Other income, net ....................................          293           298          783           790
                                                           --------      --------     --------      --------
Income (loss) before income taxes ....................       (2,300)        2,923       (5,538)        7,661
Income tax provision .................................         --           1,162         --           3,043
                                                           --------      --------     --------      --------

Net income (loss) ....................................     $ (2,300)     $  1,761     $ (5,538)     $  4,618
                                                           ========      ========     ========      ========

Earnings (loss) per share:
     Basic ...........................................     $  (0.15)     $   0.12     $ ( 0.35)     $   0.31
                                                           ========      ========     ========      ========
     Diluted .........................................     $  (0.15)     $   0.11     $ ( 0.35)     $   0.28
                                                           ========      ========     ========      ========

Number of shares used in computing earnings (loss) per
share:
     Basic ...........................................       15,694        15,245       15,646        15,072
     Diluted .........................................       15,694        16,100       15,646        16,208



       The accompanying notes are an integral part of the condensed consolidated financial statements

                               SUMMIT DESIGN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                     September 30,
                                                              -----------------------------
                                                                 1999            1998
                                                              -------------   -------------
Cash flows from operating activities:
     Net income (loss) ....................................     $ (5,538)     $  4,618
     Adjustments to reconcile net income (loss) to net cash
              provided by (used in) operating activities:
          Depreciation and amortization ...................        3,620         3,439
          Amortization of future contingent share
           liability.......................................         --           1,650
          Loss on asset disposition .......................           34          --
          Deferred taxes ..................................         --             (81)
          Equity in losses of and transactions with
           unconsolidated joint venture ...................          255           420
          Provision for impairment of note receivable .....        2,665          --
          Changes in assets and liabilities:
               Accounts receivable ........................        2,635        (2,523)
               Prepaid expenses and other .................         (141)         (249)
               Other, net .................................          184            98
               Accounts payable ...........................       (1,448)          536
               Accrued liabilities ........................         (400)        1,303
               Deferred revenue ...........................         (840)         (641)
                                                                --------      --------
        Net cash provided by operating activities .........        1,026         8,570
                                                                --------      --------
Cash flows from investing activities:
     Additions to furniture and equipment .................         (891)       (1,811)
     Proceeds from sale of assets .........................           11          --
     Notes receivable from related parties, net ...........         (965)         (855)
     Loan to a joint venture ..............................         --            (750)
                                                                --------      --------
        Net cash used in investing activities .............       (1,845)       (3,416)
                                                                --------      --------
Cash flows from financing activities:
     Issuance of common stock, net of issuance costs ......          323         1,118
     Tax benefit of option exercises ......................         --             875
     Payments to acquire treasury stock ...................         --          (2,329)
     Principal payments of debt obligations ...............         (154)          (91)
     Principal payments of capital lease obligations ......          (35)          (38)
                                                                --------      --------
        Net cash provided by (used in) financing activities          134          (465)
                                                                --------      --------
        Increase (decrease) in cash and cash equivalents ..         (685)        4,689
Cash and cash equivalents, beginning of period ............       27,693        19,973
                                                                --------      --------
Cash and cash equivalents, end of period ..................     $ 27,008      $ 24,662
                                                                ========      ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest ........................................     $      2      $      3
          Income taxes ....................................        1,198         2,063
Supplemental disclosure of non-cash financing activities:
     Retirement of treasury stock .........................         --          11,555







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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other future interim period, and the Company makes no representations related thereto.

2.       BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                             September 30, 1999  December 31, 1998
                                             ------------------  -----------------
                                               (Unaudited)
Accounts receivable:

   Trade receivables ..........................     $ 6,609      $ 9,363

   Less allowance for doubtful accounts .......        (392)        (511)
                                                    -------      -------
                                                    $ 6,217      $ 8,852
                                                    =======      =======

Furniture and equipment:
   Office furniture equipment .................     $   680      $ 1,201
   Computer equipment .........................       5,305        5,138
   Leasehold improvements .....................         940          491
                                                    -------      -------
                                                      6,925        6,830
Less: accumulated depreciation and amortization      (3,191)      (2,717)
                                                    -------      -------
                                                    $ 3,734      $ 4,113
                                                    =======      =======

Accrued liabilities:
   Payroll and related benefits ...............     $ 2,871      $ 3,051
   Severance ..................................       1,136         --
   Sales and marketing ........................         360          332
   Accounting and legal .......................         433          310
   Federal and state income taxes payable .....         352        1,549
   Sales taxes payable ........................          39          160
   Other ......................................          96          285
                                                    -------      -------
     Total accrued liabilities ................     $ 5,287      $ 5,687
                                                    =======      =======

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

                                                    Three months ended           Nine months ended
                                                       September 30,                 September 30,
                                                  ------------------------- ---------------------------
                                                     1999         1998             1999       1998
                                                     ------       -------          ----       ----
Numerator:
   Net income (loss)                              $   (2,300)     $ 1,761     $  (5,538)    $ 4,618
                                                  ==========      =======     =========     =======


Denominator:
   Denominator for basic earnings (loss)
     per share weighted average shares               15,694       15,245        15,646      15,072

   Effect of dilutive securities:
     Employee stock options                             --           855          --         1,136
                                                  ----------      -------     ---------     -------

   Denominator for diluted earning (loss)
     per share                                       15,694       16,100        15,646      16,208
                                                  ==========      =======     =========     =======


Net income (loss) per share - basic               $   ( 0.15)     $  0.12     $ ( 0.35)     $  0.31
                                                  ==========      =======     =========     =======

Net income (loss) per share - diluted             $    (0.15)     $  0.11     $ ( 0.35)     $  0.28
                                                  ==========      =======     =========     =======



4.       BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS:

The Company operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region outside North America is as follows:

                                       Three months ended          Nine months ended
                                          September 30,                 September 30,
                                         1999         1998             1999       1998
                                      ----------------------      ----------------------
    Europe ......................     $  1,378      $  1,351      $  4,300      $  4,210
     Japan ......................        1,678         1,831         5,076         5,671
    Other Asia Pacific ..........          344         1,185           704         1,993

As a Percentage of Total Revenue:
    Europe ......................         17.5%         11.9%         19.7%         12.9%
     Japan ......................         21.4%         16.2%         23.2%         17.4%
    Other Asia Pacific ..........          4.4%         10.5%          3.2%          6.1%

Sales through one distributor accounted for 21.4%, 16.2%, 23.2%, and 17.4% of the Company's total revenue for the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998, respectively. Sales to Credence Systems Corporation ("CSC") accounted for 22.1% and 25.2% of the Company's total revenue for the three and nine months ended September 30, 1998. Such revenue included $2.5 million and $8.2 million, respectively of Visual Testbench license and maintenance sales made pursuant to an OEM agreement with CSC. As of December 31, 1998, CSC had fully satisfied its obligation to purchase Visual Testbench Licenses pursuant to the OEM agreement and the Company does not expect to receive any additional revenue from sales of Visual Testbench licenses. The Company did not receive any revenue from CSC for the nine months ended September 30, 1999. Revenue generated pursuant to another OEM agreement accounted for 13.8%, 12.2%, 13.0%, and 9.0% of the Company's total revenue for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998, respectively. Foreign operations of Summit Design
(EDA) Ltd. accounted for less than 10% of total revenue of the Company for the three and nine months ended September 30, 1999. Identifiable assets of the Company's Israeli subsidiary were less than 10% of total assets at December 31, 1998. Additionally, one customer accounted for 10.2% of total revenue for the three months ended September 30, 1999.

5.       SUBSEQUENT EVENTS

On September 16, 1999, the Company entered into a definitive agreement to merge with Viewlogic Systems, Inc. ("Viewlogic") a privately held software company headquartered in Marlboro, Massachusetts under which the Company will acquire Viewlogic. Each share of Viewlogic Preferred and Common Stock will be exchanged for 0.67928 shares for Summit Common Stock upon closing of the transaction. In addition, the Company will assume all options outstanding under Viewlogic's stock option plan. The Company intends to account for this acquisition as a purchase. Although Summit will be acquiring Viewlogic, after such transaction, Viewlogic stockholders will hold a controlling interest in Summit. Accordingly, for accounting purposes, the acquisition will be a "reverse acquisition" and Viewlogic will be the "accounting acquirer". As Viewlogic will be the accounting acquirer, its accounts will be recorded at historical cost and the assets and liabilities of Summit will be recorded at their estimated fair value as of the closing date. The transaction is subject to the approval of Viewlogic's and the Company's stockholders and standard closing conditions.

6.       NON-RECURRING CHARGES

Non-recurring charges of $2.7 million for the three months ended September 30, 1999 relate to the impairment of a note receivable. As of September 30, 1999, the Company has loaned $2.7 million to an independent software company pursuant to a secured loan agreement entered into July 1997. During the three months ended September 30, 1999 the Company terminated its agreement with the independent software company. This decision by the Company impaired the viability of the independent software company as a going concern due to a lack of financial support. Based on this development, the Company recorded $2.7 million in provision for the impairment of the note receivable. Non-recurring charges of $4.0 million for the nine months ended September 30, 1999 relate to severance obligations of $1.3 million to certain management personnel, which will be paid in future periods and a charge of $2.7 million for the impairment of a note receivable. Non-recurring charges of $227,000 for the nine months ended September 30, 1998 relate to the acquisition of ProSoft.

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

OVERVIEW

Summit Design, Inc. ( the "Company") was founded in December 1993 to act as the holding company for Test Systems Strategies, Inc. ("TSSI") and SEE Technologies, (now Summit Design (EDA) Ltd.) collectively, the "Reorganization"). TSSI was founded in 1979 to develop and market integrated circuit ("IC" or "chip") manufacturing test products. In January 1993, TSSI retained a new Chief Executive Officer and began to restructure its senior management team. Thereafter, the Company broadened its strategy from focusing primarily on manufacturing test products to include providing HLDA design creation and verification tools and integrating these with its core technology. As part of its strategy, in early 1994, TSSI acquired SEE Technologies, an Israeli company that, through its predecessor, began operations in 1983 and had operated primarily as a research and development and consulting company focused on the electronic design automation ("EDA") market. As a result of the Reorganization, TSSI and SEE Technologies became wholly-owned subsidiaries of the Company in the first quarter of 1994.

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

The Company entered into a joint venture with Anam, effective April 1, 1996, pursuant to which the joint venture corporation (Summit Asia, Ltd. ("Summit Asia")) acquired exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific regions, excluding Japan. Prior to that date, Anam was an independent distributor of the Company's products in Korea. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation ("ADC"). In May 1998, the Company exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong, Summit Design Asia, Ltd. ("SDA"). SDA also acquired an equity investment in ADC. In June 1998, the Company and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support the Company's products in Asia Pacific region, excluding Japan. SDA granted distribution rights to the Company's products to ADC for the Asia Pacific region, excluding Japan. In December 1998, SDA cancelled ADC's distribution rights in all areas except Korea and granted non-exclusive distribution rights to Semiconductor Technologies Australia ("STA") for the Asia Pacific region, excluding Japan and Korea. For the nine months ended September 30, 1999 and 1998, sales through SDA accounted for 2.3% and 3.1% of the Company's revenue, respectively.

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

Approximately 43.3%, 38.6%, 46.1%, and 36.3% of the Company's total revenue for the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998, respectively, were attributable to sales made outside the United States, which includes the Asia Pacific region and Europe. Approximately, 25.8%, 26.7%, 26.5% and 23.4% of the Company's revenue for the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998, respectively, were attributable to sales made in the Asia Pacific region. Approximately 17.5%, 11.9%, 19.7%, and 12.9% of the Company's revenue for the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998, respectively, were attributable to sales made in Europe. The increase in the percentage of revenue from sales made outside the United States in 1999 is primarily the result of a decrease in domestic sales made to Credence Systems Corporation ("CSC") in 1998 pursuant to an OEM agreement. As of December 31, 1998, CSC had satisfied its obligations under the OEM agreement and the Company will not receive any additional revenue pursuant to the OEM agreement. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and operations and, consequently, on the

Company's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of the Company's products in the Asia Pacific region have continued to decrease and there can be no assurance that such adverse economic conditions will not worsen. In June 1999, the Company lowered Seiko's specified quotas due to the adverse economic conditions in the Asia Pacific Region. As a result, Summit expects sales through Seiko to decrease for at least the current and following two quarters.(1)

On February 28, 1997, the Company completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a "pooling of interest" in accordance with generally accepted accounting principles.

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

----------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 22 for a discussion of factors that could affect future performance.

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

RECENT DEVELOPMENTS

On September 16, 1999, the Company entered into a definitive agreement to merge with Viewlogic Systems, Inc. ("Viewlogic") a privately held software company headquartered in Marlboro, Massachusetts under which the Company will acquire Viewlogic. Each share of Viewlogic Preferred and Common Stock. In addition, the Company will assume all options outstanding under Viewlogic's stock option plan will be exchanged for 0.67928 shares for Summit Common Stock upon closing of the transaction. The Company intends to account for this acquisition as a purchase. Although Summit will be acquiring Viewlogic, after such transaction, Viewlogic stockholders will hold a controlling interest in Summit. Accordingly, for accounting purposes, the acquisition will be a "reverse acquisition" and Viewlogic will be the "accounting acquirer". As Viewlogic will be the accounting acquirer, its accounts will be recorded at historical cost and the assets and liabilities of Summit will be recorded at their estimated fair value as of the closing date. The transaction is subject to the approval of Viewlogic's and the Company's stockholders and standard closing conditions.

As of September 30, 1999, the Company has loaned $2.7 million to an independent software company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime plus 2%. During the three months ended September 30, 1999, the Company terminated its relationship with the independent software company. This decision by the Company impaired the viability of the independent software company as a going concern due to a lack of financial support. Based on this development, the Company recorded $2.7 million in provision for impairment of the note receivable.

In addition to the risks stated below in "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock", if the Company's proposed business combination with Viewlogic is completed, the combined Company's operating results will be subject to the following additional risks:

THE EXCHANGE RATIO FOR SUMMIT COMMON STOCK TO BE RECEIVED BY VIEWLOGIC STOCKHOLDERS IN THE BUSINESS COMBINATION IS FIXED AND WILL NOT BE ADJUSTED IN THE EVENT OF ANY INCREASE OR DECREASE IN STOCK PRICE.

Under the merger agreement, each outstanding share of Viewlogic capital stock will be converted into the right to receive 0.67928 of a share of Summit common stock. The exchange ratio is fixed and will not be adjusted in the event of any increase or decrease in the market price of Summit common stock. Accordingly, the market value of the consideration to be received by the stockholders of Viewlogic in the business combination will depend entirely on the market price of Summit common stock upon the completion of the business combination. The market price of Summit common stock at the completion of the business combination may vary from its price on the date the merger agreement was signed, the date of this joint proxy statement/prospectus and the date of the special meetings. The market price may vary because of many factors, including:

    - changes in the business, operations or prospects of Summit;

    - the timing of the completion of the business combination;

    - the prospects of post-business combination operations of the combined company; and

    - general market conditions.

THE INHERENT UNCERTAINTY PRIOR TO COMPLETION OF THE BUSINESS COMBINATION MAY CAUSE SUMMIT'S OR VIEWLOGIC'S CUSTOMERS TO DELAY PURCHASING DECISIONS AND MAY REDUCE THE LIKELIHOOD OF SUMMIT MEETING THE EXPECTATIONS OF INVESTORS AND ANALYSTS.

The business combination of two companies can be unsettling to customers. Summit and Viewlogic believe that a number of their respective customers may delay their purchase decisions until they have the opportunity to learn more about the business plans of the combined company. As a result, the quarterly results of one or both of the companies could fail to meet the expectations of investors and analysts.

THE SHARES OF SUMMIT COMMON STOCK WHICH ARE ISSUABLE UNDER THE MERGER AGREEMENT MAY DILUTE SUMMIT'S EARNINGS PER SHARE.

A number of shares equal to approximately 51% of Summit's outstanding common stock after the business combination will be issued to the stockholders of Viewlogic upon completion of the business combination. Additionally, shares equal to approximately 7% of the outstanding Summit common stock after the business combination will be reserved for issuance upon the exercise of options to purchase Viewlogic common stock assumed by Summit under the merger agreement. The issuance of Summit common stock in connection with the business combination and upon the exercise of Viewlogic options assumed by Summit may cause a dilution of earnings per share which may negatively impact the price of Summit common stock.

IF SUMMIT AND VIEWLOGIC CANNOT BE SUCCESSFULLY INTEGRATED THE ANTICIPATED SYNERGIES MAY NOT BE REALIZED, IN FULL, IF AT ALL.

The Summit board of directors and the Viewlogic board of directors have each unanimously approved the merger agreement with the expectation that the business combination will result in cost savings and beneficial product and operating synergies. Following the business combination, in order to maintain and increase profitability the combined company will need to successfully integrate and streamline overlapping functions. For example, Summit's operations in Beaverton, Oregon, will be relocated. The desired cost savings may not be achieved and the integration of Summit's and Viewlogic's operations may not be accomplished smoothly, expeditiously or successfully. The difficulties of achieving these goals may be increased by the need to combine two corporate cultures.

THE INTEGRATION OF SUMMIT'S AND VIEWLOGIC'S BUSINESSES MAY DISTRACT MANAGEMENT FROM ACHIEVING ITS OPERATIONAL OBJECTIVES WHICH COULD LIMIT THE COMBINED COMPANY'S ABILITY TO RETAIN ITS EMPLOYEES.

The integration of the companies' businesses following the business combination will require the dedication of management resources, which may distract management's attention from the day-to-day business of the combined company. The business of the combined company may also be disrupted by employee uncertainty and lack of focus during integration. The retention by Viewlogic and Summit of key employees is critical to ensure continued advancement, development and support of the companies' technologies as well as on-going sales and marketing efforts. During the pre-merger and integration phases, competitors may intensify their efforts to recruit key employees. The combined company may not be able to retain key technical, sales or marketing personnel after the business combination which would adversely affect the combined company's business.

THE COMBINED COMPANY MAY NOT SUCCESSFULLY INTEGRATE RECENT BUSINESS ACQUISITIONS OF SUMMIT AND VIEWLOGIC.

Each of Summit and Viewlogic has recently completed other business acquisitions. This business combination, if approved, would be the largest for either company. The difficulties of integrating Summit's and Viewlogic's businesses may be exacerbated by the size and number of recent acquisitions. Products, technologies, distribution channels, key personnel and businesses of previously acquired companies may not effectively integrate into the combined company's business or product offerings. Moreover, this integration may adversely affect the combined company's business.

THE COMBINED COMPANY WILL BE MANAGED BY A NEW MANAGEMENT TEAM WHICH WILL HAVE SIGNIFICANT CONTROL OVER ITS BUSINESS AND DIRECTION.

After the business combination, the current management of Viewlogic will be able to exert significant control over the combined company, its business and direction, subject to the oversight of the combined company's board of directors. The manner in which the new management team conducts the business of the combined company, and the direction in which the new management team moves the business, may differ from the manner and direction in which the current management of Summit would direct the combined company or Summit on a stand-alone basis. Such control by the new management team, together with the effects of future market factors and business conditions, could ultimately evolve into an integration and business strategy that, when implemented, differs from the strategy and business direction currently recommended by Summit's current management and board of directors. The new management team, and any change in business or direction, may not improve, and could adversely impact, the combined company's financial condition and results of operations.

BOTH COMPANIES WILL INCUR SUBSTANTIAL EXPENSES RELATING TO THE BUSINESS COMBINATION.

Summit and Viewlogic estimate that the negotiation and implementation of the business combination will result in aggregate costs of approximately $3.9 million, primarily relating to costs associated with combining the companies and the fees of attorneys, accountants and Summit's financial advisor. This estimate may be incorrect, or unanticipated events may substantially increase the costs of combining the operations of the companies. In addition, the combined company expects to record a non-cash expense of approximately $2.1 million with respect to the write-off of acquired in-process research and development. In any event, the companies anticipate that costs associated with the business combination and the write-off of acquired in-process research and development and goodwill amortization will negatively impact results of operations in the quarter in which the business combination is completed. In addition, Summit and Viewlogic expect to amortize approximately $22.2 million of acquired intangible assets over a period of three to five years, and this will negatively impact results of operations for the duration of the period.

THE PROPOSED BUSINESS COMBINATION WITH VIEWLOGIC MAY NOT BE CONSUMMATED.

The proposed business combination with Viewlogic is subject to stockholder approval and other conditions. In addition, either Summit or Viewlogic may terminate the transaction. If the business combination is not consummated, it may adversely affect Summit's business and the market price of Summit's common stock.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of revenue.


                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30
                                                 ----------------------    ---------------------
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    -------
Revenue:
     Product licenses .....................        62.0%       76.9%      61.7%       78.0%
     Maintenance and services .............        38.0        22.3       38.3        21.2
     Other ................................         --          0.8        --          0.8
                                                   -----      -----       -----      ------

          Total revenue ...................       100.0       100.0      100.0       100.0
Cost of revenue:
     Product licenses .....................         2.8         1.6        2.2         1.5
     Amortization of purchased technologies         3.4         2.3        4.0         2.4
     Maintenance and services .............         1.8         1.5        2.1         1.5
                                                   -----      -----       -----      ------
          Total cost of revenue ...........         8.0         5.4        8.3         5.4
          Gross profit ....................        92.0        94.6       91.7        94.6
Operating expenses:
     Research and development .............        32.7        26.7       35.4        27.3
     Sales and marketing ..................        33.0        28.6       39.7        29.2
     General and administrative ...........        18.7         9.9       18.3        10.0
     Amortization of goodwill and other
        intangibles .......................         6.7         6.2        8.8         6.4
     Non-recurring charges (a) ............        33.9         --        18.3         0.7
                                                   -----      -----       -----      ------

          Total operating expenses ........       125.0        71.4      120.5        73.6
                                                   -----      -----       -----      ------

Income from operations ....................       (33.0)       23.2      (28.8)       21.0
Other income (expense), net ...............         3.7         2.6        3.6         2.4
                                                   -----      -----       -----      ------

Income before income taxes ................       (29.3)       25.8      (25.2)       23.4
Income tax provision ......................         --         10.2        0.0         9.3
                                                   -----      -----       -----      ------

Net income ................................       (29.3)%      15.6%     (25.2)%      14.1%
                                                   ======      =====      ======      =====



(a) Non-recurring charges of $2.7 million for the three months ended September 30, 1999 relate to the impairment of a note receivable. Non-recurring charges of $4.0 million for the nine months ended September 30, 1999 relate to severance obligations of $1.3 million to certain management personnel, which will be paid in future periods and a charge of $2.7 million for the impairment of a note receivable. Non-recurring charges of $227,000 for the nine months ended September 30, 1998 relate to the acquisition of ProSoft.

TOTAL REVENUE

Total revenue decreased by 30.6% from $11.3 million for the three months ended September 30, 1998 to $7.9 million for the three months ended September 30, 1999. Total revenue decreased 33.1% from $32.7 million to $21.9 million for the nine months ended September 30, 1999. Sales through one distributor accounted for 21.4%, 16.2%, 23.2%, and 17.4% of the Company's total revenue for the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998, respectively. Sales to CSC accounted for 22.1% and 25.2% of the Company's total revenue for the three and nine months ended September 30, 1998. Such revenue included $2.5 million and $8.2 million, respectively of Visual Testbench license and maintenance sales made pursuant to an OEM agreement with CSC. As of December 31, 1998, CSC had fully satisfied its obligation to purchase Visual Testbench Licenses pursuant to the OEM agreement. The Company did not receive any revenue from CSC for the nine months ended September 30, 1999 and does not expect to receive revenue in the future from CSC for the sale of Visual Testbench. Revenue generated pursuant to another OEM agreement accounted for 13.8%, 12.2%, 13.0%, and 8.9% of the Company's total revenue for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998, respectively. Additionally, one customer accounted for 10.2% of total revenue for the three months ended September 30, 1999.

REVENUE

PRODUCT LICENSE REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA products. Product licenses revenue decreased by 44.0% from $8.7 million for the three months ended September 30, 1998 to $4.9 million for the three months ended September 30, 1999. Product licenses revenue decreased by 47.1% from $25.5 million for the nine months ended September 30, 1998 to $13.5 million for the nine months ended September 30, 1999. The decrease in product licenses revenue was primarily attributable to the Company ceasing to receive revenue from CSC pursuant to the OEM Agreement. The decrease was also attributable to decreased sales as a result of the Company hiring fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first two quarters of 1999 and attrition in the existing sales force during the first two quarters of 1999.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 18.5% from $2.5 million for the three months ended September 30, 1998 to $3.0 million for the three months ended September 30, 1999. Maintenance and services revenue increased 20.9% from $6.9 million for the nine months ended September 30, 1998 to $8.4 million for the nine months ended September 30, 1999. This increase is primarily attributable to maintenance contract renewals by the installed base of HLDA customers, and to a lesser extent from non-recurring engineering services provided to one customer, which is not expected to reoccur.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. Other revenue decreased 100% from $91,000 for the three months ended September 30, 1998 to $0 for the three months ended September 30, 1999. Other revenue decreased 100% from $274,000 for the nine months ended September 30, 1998 to $0 for the nine months ended September 30, 1999. Although the Company renewed a significant distribution agreement the renewal did not include additional fees. As a result, the distribution rights fees paid at the inception of the agreement and amortized into revenue at $91,000 each quarter over the agreement period were no longer a source of other revenue as of December 31, 1998.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. The cost of product licenses revenue increased 21.2% from $179,000 for the three months ended September 30, 1998 to $217,000 for the three months ended September 30, 1999. The increase is primarily due to increases in royalty expense and the provision for impairment of certain inventory. The cost of product licenses revenue decreased 2.9% from $490,000 for the nine months ended September 30, 1998 to $476,000 for the nine months ended September 30, 1999. As a percentage of product licenses revenue, the cost of product licenses revenue increased from 2.1% of product license revenue for the three months ended September 30, 1998 to 4.5% of product license revenue for the three months ended September 30, 1999. As a percentage of product licenses revenue, the cost of product licenses revenue increased from 1.9% of product license revenue for the nine months ended September 30, 1998 to 3.5% of product license revenue for the nine months ended September 30, 1999. This increase as a percentage of product license revenue was primarily due to fixed costs spread over decreased product license revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 0.4% from $269,000 for the three months ended September 30, 1998 to $270,000 for the three months ended September 30, 1999. Cost of maintenance and services revenue increased 13.3% from $773,000 for the nine months ended September 30, 1998 to $876,000 for the nine months ended September 30, 1999. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 10.7% for the three months ended September 30, 1998 to 9.1% for the three months ended September 30, 1999. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 11.2% for the nine months ended September 30, 1998 to 10.5% for the nine months ended September 30, 1999.

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed approximately $140,000 and $165,000 for the three months ended September 30, 1999 and 1998, respectively. The Company expensed approximately $472,000 and $496,000 for the nine months ended September 30, 1999 and 1998, respectively.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses decreased 14.9% from $3.0 million for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999. Research and development expenses decreased 13.3% from $8.9 million for the nine months ended September 30, 1998 to $7.7 million for the nine months ended September 30, 1999. Research and development expenses for the three and nine months ended September 30, 1998 included $550,000 and $1,650,000, respectively, of compensation expense recorded in connection with the Company's acquisition of SimTech in September 1997.

The Company recorded a total of $4.4 million of compensation expense for shares issued as part of the acquisition which were contingent upon continued employment and were being expensed as the employment obligation lapsed. This expense was being recorded on a straight-line basis over the two year employment obligation period. However, in December 1998, the employment agreements to which this contingent compensation related were amended to eliminate the continued employment obligation and at that time, the remaining unrecorded compensation was expensed. Excluding the $550,000 compensation expense recorded in the three months ended September 30, 1998, research and development expense increased 4.0% from $2.5 million for the three months ended September 30, 1998 to $2.6 million for the same period in 1999. Excluding the $1,650,000 compensation expense recorded in the nine months ended September 30, 1998, research and development expense increased 6.3% from $7.3 million for the nine months ended September 30, 1998 to $7.7 million for the same period in 1999.

As a percentage of total revenue, research and development expenses increased from 26.7% and 27.3% for the three and nine months ended September 30, 1998, respectively, to 32.7% and 35.4% for the three and nine months ended September 30, 1999, respectively. The increase in research and development expenses as a percent of revenue is the result of a decrease in total revenues for the three and nine months ended September 30, 1999. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue.(2)

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, decreased 19.9% from $3.2 million for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999. Sales and marketing expenses decreased 9.1% from $9.5 million for the nine months ended September 30, 1998 to $8.7 million for the nine months ended September 30, 1999. This decrease was primarily attributable to the Company hiring fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first two quarters of 1999 and attrition in the existing sales force during the first quarter of 1999.

As a percentage of total revenue, sales and marketing expenses increased from 28.6% for the three months ended September 30, 1998 to 33.0% for the three months ended September 30, 1999. As a percentage of total revenue, sales and marketing expenses increased from 29.2% for the nine months ended September 30, 1998 to 39.7% for the nine months ended September 30, 1999. The increase as a percentage of total revenue was primarily attributable to the decrease in total revenue for 1999. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars, in part due to the hiring of additional sales and marketing personnel.(2)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, and legal and accounting expenses of the Company. General and administrative expenses increased 30.6% from $1.1 million for the three months ended September 30, 1998, to $1.5 million for the three months ended September 30, 1999. General and administrative expenses increased 22.7% from $3.3 million for the nine months ended September 30, 1998, to $4.0 million for the nine months ended September 30, 1999. As a percentage of total revenue, general and administrative expenses increased from 9.9% for the three months ended September 30, 1998 to 18.7% for the three months ended September 30, 1999. As a percentage of total revenue, general and administrative expenses increased from 10.0% for the nine months ended September 30, 1998 to 18.3% for the nine months ended September 30, 1999. The

-------------------------
(2) This sentence contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 19 for a discussion of factors that could affect future performance.

increase in general and administrative expenses as a percentage of total revenue and in actual dollars was primarily attributable to the addition of four positions, the cost of the CEO search, a legal reserve for a pending settlement, and a decrease in total revenue for the three and nine months ended September 30, 1999.

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of purchased technologies) and $3.8 million of goodwill as part of the SimTech acquisition which are being amortized to expense on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed approximately $529,000 and $698,000 for the three months ended September 30, 1999 and 1998, respectively. The Company expensed approximately $1.9 million and $2.1 million for the nine months ended September 30, 1999 and 1998, respectively.

NON-RECURRING CHARGES

During the nine months ended September 30, 1999, the Company recorded $1.3 million in non-recurring charges related to severance obligations for certain management personnel. During the same period, the Company also recorded $2.7 million in provision for impairment of a loan receivable. As of September 30, 1999, the Company has loaned $2.7 million to an independent software company pursuant to a secured loan agreement entered into July 1997. During the three months ended September 30, 1999 the Company terminated its agreement with the independent software company. This decision by the Company impaired the viability of the independent software company as a going concern due to a lack of financial support. Based on this development, the Company recorded $2.7 million in provision for the impairment of the note receivable. For the three months ended September 30, 1998 the Company incurred one-time charges of $227,000 related to the acquisition of ProSoft.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's pro rata share of the earnings and losses of SDA and ADC and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was approximately $293,000, $298,000, $783,000, and $790,000 for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998, respectively.

INCOME TAX PROVISION

The income tax provision decreased from $1.2 million for the three months ended September 30, 1998 to $0 for the three months ended September 30, 1999. The income tax provision decreased from $3.0 million for the nine months ended September 30, 1998 to $0 for the nine months ended September 30, 1999. The 1998 income tax provision reflects the Company's estimated consolidated tax rate for federal, state and foreign taxes of approximately 40% of taxable income due to the non-deductibility of amortization and compensation expense related to the SimTech acquisition. The Company's estimated effective rate for the year ending December 31, 1999 is 0%, as the Company does not expect to generate either taxable income or net operating losses in 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through a public offering in 1996, the private placement of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of September 30, 1999, the Company had approximately $27.0 million in cash and cash equivalents.

As of September 30, 1999, the Company has loaned $2.7 million to an independent software company pursuant to a secured loan agreement entered into during July 1997. Borrowings under the agreement bear interest at prime plus 2%. During the three months ended September 30, 1999, the Company terminated its relationship with the independent software company. This decision impaired the viability of the independent software company as a going concern due to lack of financial support. The Company recorded $2.7 million in provision for impairment of the note receivable.

As of September 30, 1999, the Company had working capital of approximately $23.8 million.

For the nine months ended September 30, 1999, net cash generated by operating activities was approximately $1.0 million. For the nine months ended September 30, 1998, net cash generated by operating activities was approximately $8.6 million. Cash generated by operations for the nine months ended September 30, 1999 resulted primarily from a net loss offset by depreciation, amortization, provision for loan impairment, decreases in accounts payable and collections of accounts receivable.

Net cash used in investing activities was approximately $1.9 million and $3.4 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities was related to the acquisition of furniture and equipment and a loan to an independent software company for the nine months ended September 30, 1999 and 1998. Net cash used in investing activities also included loans to a joint venture for the nine months ended September 30, 1998.

Net cash generated by financing activities was approximately $134,000 for the nine months ended September 30, 1999. Net cash used by financing activities was approximately $465,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, financing activity cash was primarily generated by proceeds from the issuance of common stock through stock options plans, offset by payments of debt obligations and capital leases. For the nine months ended September 30, 1998 the use of cash was primarily from repurchasing 162,500 shares of the Company's common stock, less proceeds from the issuance of common stock and a tax benefit from option exercises.

The Company presently believes that its current cash and cash equivalents will satisfy the Company's anticipated working capital and other cash requirements through the Company's 2000 fiscal year. (2)

YEAR 2000

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

The Company has upgraded or replaced the software packages underlying its financial, production, communication, desktop and other systems, as appropriate, to address the Year 2000 issue. It has also performed an in-depth analysis of all of its products and has determined that all significant products are Year 2000 compliant. Moreover, the Company has contacted all major external third parties that provide products and services to the Company to assess their readiness for the Year 2000.

Management believes it has completed the review and assessment phase of affected systems within the Company and those which are external to the Company. This assessment indicated that most of the Company's significant internal information systems could be affected by the Year 2000 issue, and that the Company could be negatively impacted by non-compliance of related third parties.

The Company's products are subject to periodic upgrades. These upgrades are typically released to end-users once a year. Management believes its products are Year 2000 compliant, and will continue to test upgrades for Year 2000 compliance.

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

The Company is currently in the process of creating contingency plans for its internal information technology systems and products and in relation to third parties with whom it has material relationships. These contingency plans are expected to be in place during November 1999.


--------------------
(2) This sentence contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 22 for a discussion of factors that could affect future performance.

Concurrent with performing the above steps, the Company has made certain investments in systems, applications and products to address Year 2000 issues. The Company has not tracked internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. The Company has, however, hired external consultants to resolve internal information system issues related to the resolution of the Year 2000 issue. Identifiable expenditures for these consultants were approximately $250,000 through September 30, 1999. Expenditures to resolve Year 2000 issues have not been, nor are they expected to be, material.

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

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK


SUMMIT'S QUARTERLY RESULTS WILL LIKELY FLUCTUATE AND AFFECT THE MARKET PRICE OF SUMMIT'S COMMON STOCK.

VARIOUS FACTORS WILL CAUSE SUMMIT'S QUARTERLY RESULTS TO FLUCTUATE.

Summit's quarterly operating results and cash flows have fluctuated in the past and have fluctuated significantly in certain quarters. These fluctuations resulted from several factors, including, among others:

- the size and timing of orders;

- large one-time charges incurred as a result of an acquisition or consolidation;

- seasonal factors;

- the impairment of a note receivable

- the rate of acceptance of new products;

- product, customer and channel mix;

- lengthy sales cycles; and

- level of sales and marketing staff.

These fluctuations will likely continue in future periods because of the above factors. Additional factors potentially causing fluctuations include, among others:

- corporate acquisitions and consolidations and the integration of acquired entities and any resulting large one-time charges;

- the timing of new product announcements and introductions by Summit and Summit's competitors;

- the rescheduling or cancellation of customer orders;

- the ability to continue to develop and introduce new products and product enhancements on a timely basis;

- the level of competition;

- purchasing and payment patterns, pricing policies of competitors;

- product quality issues;

- currency fluctuations; and

- general economic conditions.

SUMMIT'S REVENUE IS DIFFICULT TO FORECAST BECAUSE OF THE TIMING OF REVENUE RECOGNITION AND UNPREDICTABLE NATURE OF CUSTOMER BEHAVIOR.

Summit's revenue is difficult to forecast for several reasons. Summit operates with little product backlog because Summit typically ships its products shortly after it receives orders. Consequently, license backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected revenue. Correspondingly, license fee revenue in any quarter is difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, Summit generally recognizes a substantial portion of its revenue in the last month of a quarter, frequently in the latter part of the month. Any significant deferral of purchases of Summit's products could have a material adverse affect on its business, financial condition and results of operations in any particular quarter. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may also be adversely affected. Quarterly license fee revenue is difficult to forecast also because Summit's typical sales cycle ranges from six to nine months and varies substantially from customer to customer. In addition, Summit makes a portion of its sales through indirect channels, and these sales can be difficult to predict.

SHORTFALLS IN REVENUE COULD ADVERSELY IMPACT QUARTERLY OPERATING RESULTS.

Summit establishes its expenditure levels for product development, sales and marketing and other operating activities based primarily on Summit's expectations as to future revenue. Because a high percentage of Summit's expenses are relatively fixed in the near term, if revenue in any quarter falls below expectations, expenditure levels could be disproportionately high as a percentage of revenue and materially adversely affect Summit's operating results.

SUMMIT'S OPERATING RESULTS WILL LIKELY FLUCTUATE.

Summit believes that its quarterly revenue, expenses and operating results will likely vary significantly from quarter to quarter, that period-to-period comparisons of Summit's operating results are not necessarily meaningful and that, as a result, you should not rely on these comparisons as indications of Summit's future performance. Additionally, as of December 31, 1998, Credence Systems Corporation, or CSC, one of Summit's larger customers, had satisfied its obligation to purchase a minimum number of Visual Testbench licenses pursuant to an OEM agreement entered into in July 1997, and Summit does not expect to receive any additional revenue from sales of Visual Testbench to CSC. Summit will need to replace this revenue, and the failure to replace this revenue would have a material adverse affect on Summit's operating results. In addition, Summit operates with high gross margins, and a downturn in revenue has had a significant impact on income from operations and net income. Summit's results of operations fell below investors' and market makers' expectations for the quarter ended September 30, 1999 and could be below investors' and market makers' expectation in other quarters, which could have a material adverse effect on the market price of Summit's common stock.

SUMMIT DEPENDS ON ITS HLDA PRODUCTS BECAUSE THESE PRODUCTS MAKE UP MOST OF ITS REVENUE.

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

SUMMIT MAY NOT GAIN BROAD MARKET ACCEPTANCE OF HLDA PRODUCTS, AND FAILURE TO DO SO WILL MATERIALLY ADVERSELY AFFECT SUMMIT'S BUSINESS.

Summit's HLDA products incorporate certain unique design methodologies and thus represent a departure from industry standards for design creation and verification. Summit believes that broad market acceptance of Summit's HLDA products will depend on several factors, including, among others:

- the ability to significantly enhance design productivity;

- ease of use;

- interoperability with existing electronic design automation tools;

- price; and

- the customer's assessment of Summit's financial results and Summit's technical, managerial, service and support expertise.

Summit also depends on its distributors to assist it in gaining market acceptance of its products. These distributors may not give sufficient priority to marketing Summit's products. They may even discontinue offering Summit's products. In addition, Summit's HLDA products may not achieve broad market acceptance. A decline in the demand for, or the failure to achieve broad market acceptance of, Summit's HLDA products will have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

Although demand for HLDA products has increased in recent years, the market for HLDA products is still emerging. The market may not continue to grow. Even if it does grow, businesses may not continue to purchase Summit's HLDA products. If the market for HLDA products fails to grow or grows more slowly than Summit currently anticipates, it will materially adversely affect Summit's business, financial condition, results of operations or cash flows.

Traditionally, electronic design automation customers have been risk averse in accepting new design methodologies. Because many of Summit's tools use new design methodologies, this risk aversion on the part of potential customers presents an ongoing marketing and sales challenge and makes the introduction and acceptance of new products unpredictable.

SUMMIT FACES INTENSE COMPETITION IN THE INDUSTRY AND MUST COMPETE SUCCESSFULLY IN VARIOUS ASPECTS OR ITS BUSINESS MAY SUFFER.

The electronic design automation industry is highly competitive, and Summit expects competition to increase as other electronic design automation companies introduce HLDA products. In the HLDA market, Summit principally competes with Mentor Graphics and a number of smaller firms. Indirectly, Summit also competes with other firms that offer alternatives to HLDA. These other firms could also offer more directly competitive products in the future. Some of these companies have significantly greater financial, technical and marketing resources and larger installed customer bases than Summit. Some of Summit's current and future competitors offer a more complete range of electronic design automation products. They may also distribute products that directly compete with Summit's HLDA products by selling such products together with their core product line. In addition, Summit's products perform a variety of functions, and its existing and future competitors are offering, or may offer in the future, some of the same functions as separate products or discrete point solutions. For example, some companies currently offer design entry products without simulators. Such competition may cause Summit to offer point solutions instead of, or in addition to, Summit's current software products. Summit would have to price such point solutions lower than Summit's current product offerings, causing Summit's average selling prices to decrease. This, in turn, could have a material adverse effect on Summit's business, financial condition, results of operations, or cash flows.

Summit competes on the basis of various factors including, among others:

- product capabilities;

- product performance;

- price;

- support of industry standards;

- ease of use;

- first to market; and

- customer technical support and service.

Summit believes that its products are competitive overall with respect to these factors. However, in particular cases, Summit's competitors may offer HLDA products with functionality sought by Summit's prospective customers and which differs from those Summit offers. In addition, some competitors may achieve a marketing advantage by establishing formal alliances with other electronic design automation vendors. Further, the electronic design automation industry in general has experienced significant consolidation in recent years, and the acquisition of one of Summit's competitors by a larger, more established electronic design automation vendor could create a more significant competitor. Summit may not compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on Summit's business, financial condition, results of operations, or cash flows. Summit's current and future competitors may develop products comparable or superior to Summit's or more quickly adapt new technologies, evolving industry trends or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

SUMMIT DEPENDS ON THE ELECTRONICS INDUSTRY MARKET TO GENERATE DEMAND FOR ITS PRODUCTS.

The electronics industry involves rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures. Correspondingly, certain segments, including the computer, semiconductor, semiconductor test equipment and telecommunications industries, have experienced sudden and unexpected economic downturns. During these periods, capital spending often falls, and the number of design projects often decreases. Because Summit's sales depend upon capital spending trends and new design projects, negative factors affecting the electronics industry could have a material adverse effect on Summit's business, financial condition, results of operations, or cash flows. A number of electronics companies, including Summit's customers, have experienced a slowdown in their businesses. Summit's future operating results may reflect substantial fluctuations from period to period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors.

SUMMIT DEPENDS ON THIRD PARTIES FOR PRODUCT INTEROPERABILITY AND MUST GAIN ACCESS TO THE PRODUCTS OF THESE THIRD PARTIES FOR TIMELY DEVELOPMENT.

Because Summit's products must interoperate, or be compatible, with electronic design automation products of other companies, particularly simulation and synthesis products, Summit must have timely access to third party software to perform development and testing of products. Although Summit has established relationships with a variety of electronic design automation vendors to gain early access to new product information, any of these parties may terminate these relationships with limited notice. In addition, these relationships are with companies that are Summit's current or potential future competitors, including Synopsys, Mentor Graphics and Cadence. If any of these relationships terminate and Summit were unable to obtain, in a timely manner, information regarding modifications of third party products, Summit would not have the ability to modify its software products to interoperate with these third party products. As a result, Summit could experience a significant increase in development costs, the development process would take longer, product introductions would be delayed, and Summit's business, financial condition, results of operations or cash flows could be materially adversely affected.

SUMMIT MUST DEVELOP NEW PRODUCTS TO KEEP PACE WITH TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS.

The electronic design automation industry is characterized by extremely rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In addition, customers in the electronic design automation industry require software products that allow them to reduce time to market, differentiate their products, improve their engineering productivity and reduce their design errors. Summit's future success will depend upon its ability to enhance its current products, develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of Summit's customers. Summit may not succeed in developing and marketing product enhancements or new products that respond to technological change or emerging industry standards. It may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. Summit's products may not adequately meet the requirements of the marketplace and achieve market acceptance. If Summit cannot, for technological or other reasons, develop and introduce products in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if Summit has pre-announced the product releases, its business, financial condition, results of operations or cash flows will be materially adversely affected.

SUMMIT'S SOFTWARE MAY HAVE DEFECTS.

Summit's software products may contain errors that may not be detected until late in the products' life cycles. Summit has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. Despite testing by Summit and by current and prospective customers, errors may persist, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to Summit's reputation or increased service and warranty costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

SUMMIT DEPENDS ON ITS DISTRIBUTORS TO SELL ITS PRODUCTS, ESPECIALLY INTERNATIONALLY, BUT THESE DISTRIBUTORS MAY NOT DEVOTE SUFFICIENT EFFORTS TO SELLING SUMMIT'S PRODUCTS.

Summit relies on distributors for licensing and support of Summit's products outside of North America. Approximately 42.8%, 23.4%, 23.1%, 28.7% and 45.6% of Summit's revenue for the nine months ended September 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, came from sales made through distributors. Effective April 1, 1996, Summit entered into a joint venture with Anam pursuant to which the joint venture corporation, Summit Asia, acquired exclusive rights to sell, distribute and support all of Summit's products in the Asia Pacific region, excluding Japan. In April 1998, the joint venture corporation, Summit Asia, which is headquartered in Korea, was renamed Asia Design Corporation, or ADC. In May 1998, Summit exchanged a portion of its ownership in ADC for ownership in another company located in Hong Kong which was renamed Summit Design Asia, Ltd., or SDA. SDA also has an equity investment in ADC. In June 1998, Summit and Anam each loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support Summit's products in the Asia Pacific region, excluding Japan. SDA granted distribution rights to Summit's products to ADC for the Asia Pacific region, excluding Japan. In December 1998, SDA canceled ADC's distribution rights in all areas except Korea. In April 1999, SDA granted non-exclusive distribution rights to Semiconductor Technologies Australia for the Asia Pacific region, excluding Japan and Korea. This restructuring, however, may not result in SDA or ADC becoming profitable. Revenue attributable to sales in the Asia Pacific region, excluding Japan, may not increase either. In addition, in the first quarter of 1996, Summit entered into a three-year, exclusive distribution agreement for Summit's HLDA products in Japan with Seiko. The agreement is renewable for successive five-year terms by mutual agreement of Summit and Seiko and is terminable by either party for breach. The agreement was renewed for an additional five-year term which began in February 1999. If Seiko fails to meet specified quotas for two or more quarterly periods, Summit can terminate the exclusivity, subject to Seiko's right to pay a specified fee to maintain exclusivity. Sales through Seiko accounted for 23.2%, 17.4%, 17.8%, 14.5%, and 15.1%, of Summit's total revenue for the nine months ended September 30, 1999 and 1998 and for the years ended December 31, 1998, 1997, and 1996, respectively. In June 1999, Summit lowered Seiko's specified quotas due to the adverse economic conditions in the Asia Pacific Region. As a result, Summit expects sales through Seiko to decrease for at least the current and following two quarters.

Summit's relationships with Seiko, SDA and ADC may not effectively maintain or increase sales relative to the levels experienced prior to such relationships. Summit also has independent distributors in Europe and depends on the continued viability and financial stability of these distributors. Since Summit's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, Seiko, SDA and ADC, as well as Summit's other distributors, may offer products of several different companies, including Summit's competitors. Summit's current distributors may not continue to market or service and support Summit's products effectively. Any distributor may discontinue to sell Summit's products or devote its resources to products of other companies. The loss of, or a significant reduction in, revenue from Summit's distributors could have a material adverse effect on its business, financial condition, results of operations or cash flows.

SUMMIT FACES THE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, INCLUDING ITS BUSINESS ACTIVITIES IN EUROPE AND THE ASIA PACIFIC REGION.

Approximately 46.1%, 36.3%, 35.8%, 33.2%, and 49.8% of Summit's revenue for the nine months ended September 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made outside the United States, which includes the Asia Pacific region and Europe. Approximately, 26.5%, 23.4%, 21.9%, 22.3%, and 34.3% of Summit's
revenue for the nine months ended September 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in the Asia Pacific region and approximately 19.7%, 12.9%, 13.9%, 11.4% and 15.5% of Summit's revenue for the nine months ended September 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to sales made in Europe. Summit expects that international revenue will continue to represent a significant portion of its total revenue. Summit's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make its products more expensive and, therefore, potentially less competitive in those markets. Summit pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations involve numerous risks, including, among others:

- tariff regulations and other trade barriers;

- requirements for licenses, particularly with respect to the export of certain technologies;

- collectability of accounts receivable;

- changes in regulatory requirements; and

- difficulties in staffing and managing foreign operations and extended payment terms.

These factors may have a material adverse effect on Summit's future international sales and operations and, consequently, on its business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse conditions. Demand for and sales of Summit's products in the Asia Pacific region have decreased, and these adverse economic conditions may worsen. Demand for and sales of Summit's products in this region may further decrease.

In order to successfully expand international sales, Summit may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors. This will require significant management attention and financial resources and could adversely affect Summit's operating margins. In addition, to the extent that Summit cannot effect these additions in a timely manner, Summit can only generate limited growth in international sales, if any. Summit may not maintain or increase international sales of its products, and failure to do so could have a material adverse effect on its business, financial condition, results of operations or cash flows.

SUMMIT MUST MANAGE GROWTH AND ACQUISITIONS EFFECTIVELY, OR ITS FINANCIAL CONDITION OR RESULTS OF OPERATIONS MAY SUFFER.

Summit's ability to achieve significant growth will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage current and future employees. Summit expects any growth to place a significant strain on its operational resources and systems. Failure to effectively manage any growth would have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

Summit has completed a series of acquisitions, including the acquisition of TriQuest in February 1997, SimTech in September 1997, and ProSoft in June 1998 and regularly evaluates acquisition opportunities. Summit's future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, and large one-time charges which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into its operations. Summit may not integrate successfully the operations, personnel or products that have been acquired or that might be acquired in the future, and the failure to do so could have a material adverse affect on its results of operations.

SUMMIT FACES THE RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL, INCLUDING POLITICAL AND CURRENCY FLUCTUATION RISKS.

Summit's research and development operations related to Visual HDL products are located in Israel. Economic, political and military conditions may affect Summit's operations in that country. Hostilities involving Israel, for example, could materially adversely affect Summit's business, financial condition and results of operations. Restrictions on Summit's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel further heightens the impact. See "Summit relies on Israeli research, development and marketing grants for certain benefits." In addition, while all of Summit's sales are denominated in U.S. dollars, a portion of its annual costs and expenses in Israel are paid in Israeli currency. These costs and expenses were approximately $5.2, $4.7 and $4.3 million in 1998, 1997 and 1996, respectively. Payment in Israeli currency subjects Summit to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation, approximately 9%, 7% and 11% during 1998, 1997 and 1996, respectively. Summit's primary expense in Israeli currency is employee salaries for research and development activities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses. Currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors may have a material adverse effect on Summit's business, financial condition, results of operations, or cash flows. In addition, coordination with and management of the Israeli operations requires Summit to address differences in culture, regulations and time zones. Failure to successfully address these differences could disrupt Summit's operations.

SUMMIT CURRENTLY ENJOYS CERTAIN TAX BENEFITS UNDER AN ISRAELI "APPROVED ENTERPRISE" STATUS WHICH IT MAY NOT ENJOY IN THE FUTURE AND WHICH IN TURN MAY ADVERSELY AFFECT SUMMIT'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Israeli government has granted Summit's Israeli production facility the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959. Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses). The period of benefits cannot extend beyond 12 years from the year of commencement of operations or 14 years from the year in which approval was granted, whichever is earlier. The tax benefits derived from a certificate of approval for an "Approved Enterprise" relate only to taxable income attributable to such "Approved Enterprise" and are conditioned upon fulfillment of the conditions stipulated by the Israeli Investment Law, the related regulations and the criteria set forth in the certificate of approval. In the event of Summit's failure to comply with these conditions, the tax benefits could be canceled, in whole or in part, and Summit would have to refund the amount of the canceled benefits, adjusted for inflation and interest. Summit has not realized any "Approved Enterprise" tax benefits from Summit's Israeli operations as of December 31, 1995, since the Israeli operations were still incurring losses at that time. During 1996, Summit realized income of $1.4 million from Summit's Israeli operations and "Approved Enterprise" tax benefits of $53,000. During 1997, Summit realized income of $2.7 million from its Israeli operations and "Approved Enterprise" tax benefits of $702,000. During 1998, Summit realized income of $4.3 million from its Israeli operations and "Approved Enterprise" tax benefits of $1.9 million. Summit has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. Summit's Israeli production facility may not continue to operate or qualify as an "Approved Enterprise". The benefits under the "Approved Enterprise" regulations may not continue, or be applicable, in the future. Summit intends to permanently reinvest earnings of the Israeli subsidiary outside the United States. If these earnings are remitted to the United States, Summit may have to pay additional U.S. federal and foreign taxes. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

SUMMIT DEPENDS ON ITS KEY PERSONNEL AND ITS ABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL.

Summit's future success will depend in large part on its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. Summit has entered into employment agreements with certain of its executive officers. These agreements, however, do not guarantee the services of these employees and do not contain noncompetition provisions. Summit recently amended the employment agreement with Richard Davenport, Summit's President. As amended, Mr. Davenport's employment agreement provides that he is entitled to certain guaranteed severance payments. Mr. Davenport may or may not continue his employment with Summit.

Competition for personnel in the software industry in general, and the electronic design automation industry in particular, is intense. Summit has in the past experienced difficulty in recruiting qualified personnel. Summit may fail to retain its key personnel or attract and retain other qualified technical, sales and marketing and management personnel in the future. The loss of any key employees or the inability to attract and retain additional qualified personnel may have a material adverse effect on Summit's business, financial condition, results of operations or cash flows. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of additional personnel, which could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

SUMMIT NEEDS TO EXPAND ITS SALES AND MARKETING ORGANIZATIONS.

Summit's success will depend on its ability to build and expand its sales and marketing organizations. Summit hired fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first two quarters of 1999 and experienced attrition in the existing sales force during the first quarter of 1999. In part, as a result of the lack of sales people, Summit's revenues for the fourth quarter of 1998 were lower than expected. In February 1998, Summit's Senior Vice President of Worldwide Marketing and Sales resigned. Summit's future success will depend in part on its ability to hire and retain qualified sales and marketing personnel and the ability of these new persons to rapidly and effectively transition into their new positions. Competition for qualified sales and marketing personnel is intense, and Summit may not be able to hire and retain the number of sales and marketing personnel needed, which would have a material adverse effect on its business, financial condition, results of operations or cash flows.

SUMMIT RELIES ON ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS FOR CERTAIN BENEFITS. FAILURE TO OBTAIN SIMILAR GRANTS AND BENEFITS IN THE FUTURE WILL ADVERSELY AFFECT SUMMIT'S BUSINESS.

Summit's Israeli subsidiary obtained research and development grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, Summit has repaid all amounts. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. Summit has developed its Visual HDL for VHDL products under grants from the Chief Scientist. They are, therefore, subject to these restrictions. If Summit were unable to obtain the consent of the government of Israel, it would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if these technology and manufacturing operations could be transferred to locations outside of Israel. In addition, Summit would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel. Although Summit is eligible to apply for additional grants from the Chief Scientist, it has no present plans to do so. Summit received a marketing fund grant from the Israeli Ministry of Industry and Trade for an aggregate of $423,000. Summit must repay the grant at the rate of 3% of the increase in exports over the 1993 export level of all Israeli products. As of September 30, 1999, Summit still owes $92,000 under the grant.

SUMMIT DEPENDS ON ITS INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS BUT PROTECTION OF THESE RIGHTS IS LIMITED.

Summit's success depends in part upon its proprietary technology. Summit relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, licensing arrangements and technical means to establish and protect its proprietary rights. As part of Summit's confidentiality procedures, Summit generally enters into non-disclosure agreements with employees, distributors and corporate partners, and limit access to, and distribution of, its software, documentation and other proprietary information. In addition, Summit protects its products with hardware locks and software encryption techniques designed to deter unauthorized use and copying. Despite these precautions, a third party may still copy or otherwise obtain and use Summit's products or technology without authorization, or develop similar technology independently.

Summit provides its products to end-users primarily under "shrink-wrap" license agreements included within the packaged software. In addition, Summit delivers certain of its verification products electronically under an electronic version of a "shrink wrap" license agreement. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. In addition, the laws of some foreign countries do not protect Summit's proprietary rights as fully as do the laws of the United States. Summit's means of protecting its proprietary rights in the United States or abroad may not be adequate, and competitors may also independently develop similar technology.

SUMMIT MAY FACE INFRINGEMENT CLAIMS, AND INTELLECTUAL PROPERTY LITIGATION WILL BE COSTLY FROM BOTH THE ECONOMIC AND BUSINESS PERSPECTIVES.

Summit could face an increasing number of infringement claims as the number of products and competitors in Summit's industry segment grows, the functionality of products in Summit's industry segment overlaps and an increasing number of software patents are granted by the United States Patent and Trademark Office. A third party may claim such infringement by Summit with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require Summit to enter into royalty or licensing agreements. These royalty or license agreements, if required, may not be available on acceptable terms or at all. Failure to protect Summit's proprietary rights or claims of infringement could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

SUMMIT'S STOCK PRICE MAY FLUCTUATE DRAMATICALLY.

The stock markets have experienced price and volume fluctuations that have particularly affected technology companies, resulting in changes in the market prices of the stocks of many companies which may not have been directly related to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of Summit's common stock. In addition, factors such as announcements of technological innovations or new products by Summit or its competitors, market conditions in the computer software or hardware industries and quarterly fluctuations in Summit's operating results may have a significant adverse effect on the market price of Summit's common stock.

SUMMIT MAY FACE YEAR 2000 COMPUTER PROBLEMS.

Summit is currently working to address the potential impact of the Year 2000 on the processing of information by its computerized systems, including interfaces to significant business partners.

Summit has substantially completed its planned Year 2000 compliance activities with respect to its products and internal systems, software, equipment and facilities. Based solely on these activities, management believes that all products and material internal systems, software, equipment and facilities are substantially Year 2000 compliant. Summit does not anticipate that potential Year 2000 issues will have a material adverse impact on its financial position or operating results.

However, Summit could be adversely impacted if any of its critical business partners were to experience a severe business interruption due to a failure to address their internal Year 2000 issues in a timely manner. If a severe disruption occurs and is not corrected in a timely manner, a revenue or profit shortfall may result during calendar year 2000. Based solely on responses received to date from its business partners, Summit has no reason to believe that there will be such a material adverse impact. However, if the responses received from its business partners are inaccurate or happen to change, then there could be such a material adverse impact. Management is evaluating Year 2000 business interruption scenarios and developing appropriate contingency plans.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Amendment to employment agreement between the Registrant and Richard Davenport dated October 24, 1999.
         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

              On July 6, 1999, the Company filed a Current Report on Form 8-K dated July 6, 1999 in connection with a press release issued by the Company announcing preliminary results for the second quarter of 1999.

              On September 21, 1999, the Company filed a Current Report on Form 8-K dated September 16, 1999 in connection with a press release issued by the Company announcing the signing of a definitive agreement to merge the Company with Viewlogic Systems, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SUMMIT DESIGN, INC.


                                 BY:  /s/ C. Albert Koob
                                    ------------------------------------

                                 C. Albert Koob
                                 Vice President - Finance,
                                 Chief Financial Officer and Secretary
                                 Principal Financial and Accounting
                                 Officer and Duly Authorized Officer


Date:    November 11, 1999

EXHIBIT INDEX

EXHIBIT 10.1 Amendment to employment agreement between the Registrant and Richard Davenport dated October 24, 1999.

EXHIBIT 27.1    Financial Data Schedule