Form 10-K405
period 1999-12-31
SUMMIT DESIGN INC
filed 2000-03-02
CIK 925072

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                              --------------------


/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ___________


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

The aggregate market value of the voting-stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 25, 2000 as reported on the Nasdaq National Market, was approximately $118,360,055. Shares of Common Stock held by each named executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2000, Registrant had outstanding 15,913,957 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K to the extent stated herein certain sections of its definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held during the year 2000.

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

The Company was incorporated in the State of Delaware on December 29, 1993. The Company's principal executive offices are located at 9305 SW Gemini Drive, Beaverton, Oregon 97008 and its telephone number is (503) 643-9281. Unless the context otherwise requires, the terms "Company" and "Summit" as used in this report refer to (i) Summit Design, Inc. and its wholly-owned subsidiaries following the acquisition of SEE Technologies Software Environment for Engineers Ltd. ("SEE Technologies"), SEE Technologies changed its name to Summit Design
(EDA) Ltd. in September 1994, and the reorganization of Test Systems Strategies, Inc. ("TSSI") as a wholly-owned subsidiary of Summit (collectively, the "Reorganization"), (ii) TSSI prior to the Reorganization, which has been merged into the Company, (iii) TriQuest Design Automation, Inc. ("TriQuest") which was acquired February 1997 and which has been merged into the Company, (iv) Summit Verification, Inc., the surviving company from the acquisition of Simulation Technologies Corp. ("SimTech") in September 1997 and (v) ProSoft Oy ("ProSoft") which was acquired in June 1998.

INTRODUCTION

Summit's target marketplace for its software based front-end design tools includes hardware companies who develop chips, such as Intel, AMD and Motorola, as well as hardware companies who build electronic systems consisting of both hardware and software, such as IBM, Sun Microsystems and Cisco Systems. More specifically, Summit develops and licenses software applications which help our customers to create and verify ICs and systems. The specific segments in the front-end of the design cycle where Summit participates are:

          -    design entry;
          -    simulations; and
          -    verification

Summit's products include:

          - VISUAL HDL--a graphical design entry tool which allows engineers to conceptualize and capture a design
          - TEXT TO GRAPHICS--converts a design model initially created in an all-text style to the graphical representation of Visual HDL where it can be visualized by those new to the design team and used for making modifications to the model
          - VISUAL IP--provides a method of packaging design models, a common form of intellectual property, so they may be re-used in subsequent versions or other designs
          - VIRSIM--a simulation utility that produces graphical waveforms, schematics with time values and displays code execution while a model is being simulated
          - HDLSCORE--a verification tool which verifies how well a particular test or tests have exercised a design
          - V-CPU--a co-verification tool which allows the system designer to execute software code against a simulated model of a chip or system; V-CPU is used for hardware/software co-verification to ensure the software design really works on the proposed hardware before the chip is produced

The end users of Summit's products are electronic engineers and computer science engineers who use Summit's products to create software models of proposed chips and systems and verify these models for accuracy, speed and behavior. These software models are typically written in a Hardware Description Language, or HDL, which can be run in a simulation environment. The two principal HDLs are Verilog and VHDL. The simulation environment allows the end user to evaluate how the chip or system responds to various inputs and to make timing measurements to establish how fast the chip or system can operate. Once the model is perfected, it can be synthesized for physical implementation into the real chip. This design process typically uses tools from multiple electronic design automation, or EDA, companies.

The simplified front-end design flow below identifies where Summit's tools are used in the design process:

                                   DESIGN FLOW

   Design Entry->       Simulation->       Verification->     Synthesis->   Layout, Place & Route->    Manufacture


Summit Product Offerings:

Visual HDL       VirSim        HDLScore
Visual IP                      V-CPU


INDUSTRY BACKGROUND

Electronic design automation software is software that automates the tasks and process of designing electronic components, systems and products. This software has played a critical role in accelerating the dramatic advances in the electronics industry over the past two decades. For most of this period, the need for more advanced electronic design automation tools has been driven by the rapid increase in complexity of integrated circuits or chips. An integrated circuit is an electrical device consisting of various components, connections and switches that can be designed to perform a specific function. The increase in complexity of integrated circuits has been compounded by the increasing number of new chips being developed and the scarcity of engineers skilled in the design and testing of chips. Moreover, the increase in the complexity of chips lengthens their development cycle while, at the same time, competitive pressures shorten the life cycles of the products that incorporate chips.

In recent years, chip development productivity has increased through the evolution of electronic design automation. But this development productivity has not kept pace with the advances in chip manufacturing technology. Chip manufacturing technology has advanced from the ability to produce chips with over one thousand switches and five micron wide wires connecting parts of the chip in the 1970s to greater than one million switches at less than 0.5 micron wire widths today.

The productivity of the average chip design engineer has not kept pace with the progress in manufacturing technology. As a result, a greater number of engineering hours are required to design many of today's more complex electronic components and systems, leading to either longer development schedules or the need for larger design teams. To address this challenge, organizations with chip design capabilities continue to search for electronic design automation tools that enable them to increase their productivity and meet the aggressive development schedules dictated by competitive forces.

In recent years, lengthening design cycles and significant time-to-market pressures have influenced a shift in the choice of chip technologies away from fully customized integrated circuits and partially pre-designed integrated circuits also know as application-specific integrated circuits, to more flexible technologies that shorten the design cycle. These more flexible technologies include:

          - chips whose function can be changed with software-like programming known as field programmable gate arrays;
          - chips created to provide a fixed function for a specific application known as application-specific standard parts; and
          - multi-purpose processing chips that actually run software programs known as embedded processors. These integrated circuit choices help to provide greater flexibility and faster time to market for companies that design electronic products. They also present new design automation challenges, including design and testing of systems that contain significant embedded software programs.

Further complicating the design task is the effect that faster chips have on overall system design. Fast-switching signals (when an electrical signal changes voltage beyond a predetermined amount) are required to achieve the very fast processor speeds we now take for granted. These fast signals can cause electrical signals to radiate from the chip and cause unintentional negative effects on other signals on the chip, potentially causing the system to fail. If the necessary analysis and testing is not performed before the system is manufactured, these problems can affect the quality of the final system that the chips are embedded in. This situation has created the need for sophisticated tools to design and test the wires on the chip and those that connect the chips and other components within electronic products.

This emerging design challenge, driven by faster, more complex chips, creates many new problems for the manufacturers of electronic products and opportunities for companies that provide tools for the design of electronic products. The objectives of electronic design automation are to reduce time to market and the costs associated with product design, analysis, testing and optimization, while permitting the development of a greater number of product designs of higher speed and greater complexity which can be reliably manufactured.

Summit believes that time to market pressures and the complexity of chip designing will cause manufacturers of electronic products to move towards differentiating their products at the system level rather than at the chip level and plan to focus on providing tools for that purpose.

Electronic design automation has come to mean hardware design automation, and Summit believes it is no longer appropriate to describe the breadth of the market for software to automate the design of electronic products. The scope of this expanded market can be defined by the stages of the electronic design process.

The system-level design automation phase of development is comprised of the software and services that serve the needs of designers designing electronic products that also include computer software. This system-level design is based on the cooperative design of both hardware and software for the completed electronic product. An increasing number of electronic products now include software as a major component of the overall functionality of the product. Therefore, system-level design involves managing tradeoffs among the following factors:

          -    system performance and features;
          -    system memory requirements;
          -    processor selection;
          -    chip area/cost;
          -    product cost;
          -    system power/battery life;
          -    system programmability; and
          -    project schedule.

It is also the stage of a project where decisions are usually made about adopting new design partners, methodologies, policies and automation tools.

These decisions include choices regarding software development tools, strategies needed for the design and test of hardware and software components together, chip vendors and electronic design automation tools and processes. In addition, refinements to the processes and tools that are created to help large design teams work together efficiently also emerge at this phase of development.

SUMMIT STRATEGY

Summit's mission is to become the leading supplier of High Level Design Automation or HLDA software and to achieve wide-spread acceptance of these technologies by expanding the size of Summit's served market. The key elements of Summit's strategy to achieve this mission are as follows:

ACCELERATE MARKET ADOPTION OF HLDA

Summit intends to expand market acceptance by focusing on key customer accounts to ensure their successful adoption of the HLDA methodology. Summit believes that successful adoption by certain key customers in various industries will promote adoption by other customers within those industries. Summit also believes that its joint development and marketing programs with industry leaders promote awareness and adoption of HLDA. In addition, Summit supports all of the industry's major synthesis, simulation, and many test products and continues to support and complement new standards as they emerge. Summit also targets student engineers by introducing them to its HLDA products through programs with various universities.

LEVERAGE SUMMIT'S HLDA TECHNOLOGY

Summit's products target HDLA users and support both popular hardware description languages: Verilog and VHDL. There is significant investment being made in the EDA industry to move up further in abstraction to certain programming languages such as C and C++. In 1999, Summit embarked on product development for a new design entry product, SLD (System Level Design). SLD will include the core technology of Visual HDL, but will also be enhanced to accommodate the higher level programming languages and will be tightly integrated with the Summit's V-CPU and related technology to produce a true system level design entry and analysis product for any design language the end user desires. In addition, SLD will be optimized to handle analysis and simulation of both the hardware and software components of the design. Summit is the only EDA company who has access to technology for integrating real-time operating system, or RTOS, functions into the system simulation.

BROADEN THE SCOPE OF SUMMIT'S HLDA SOLUTIONS

Summit will continue to identify challenges facing both IC systems engineers and IC design engineers in the areas of HLDA and to focus its development efforts on products to further increase productivity in the creation, analysis, verification, documentation and optimization of single function ICs and complete systems on a chip. Summit believes that power, timing, thermal and cost constraints management and analog circuit design will become increasingly significant bottlenecks, especially in the area of complete systems on a chip. Summit believes that in the future its HLDA products will provide a graphical means for both systems and design engineers to specify the functional intent and simulate the interoperability of hardware and software, as well as providing the capability to perform what-if analysis on constraints such as power, speed, temperature and cost early in the design cycle.

SUMMIT PRODUCTS

VISUAL HDL

In 1994, Summit introduced Visual HDL. It is the result of a focused five-year development effort of approximately 40 EDA software development experts. Visual HDL provides system design management, graphical design creation, graphical level simulation, automatic HDL code generation and high speed compiled code simulation of the design. It assists design engineers in meeting the market demands for rapid time to market, increased product functionality and lower product cost while providing the corporations that employ these engineers an efficient way to document, revise and distribute the highly valuable IC intellectual property they create. Visual HDL automates manual design entry and verification by enabling IC systems and design engineers to create and verify IC designs using familiar graphical paradigms rather than less intuitive textual HDL code. Visual HDL allows engineers to quickly determine the cause of a bug by highlighting the specific line of text and the related graphical representation where the error exists, thereby significantly shortening the time to debug a program. Visual HDL has become an industry leader for graphical design creation, analysis and IP management and is available for use on both UNIX and PC based workstations.

Visual HDL is designed to provide the following key benefits:

          -    Increased design productivity
          -    Highly interactive cause and effect feedback for design debugging
          -    Enhanced documentation of designs algorithms
          - Graphical presentation to allow new developers to better understand a design
          - Complete and understandable design archives for future design revisions

TEXT TO GRAPHICS

Introduced in 1997, Text to Graphics provides companies who purchase Visual HDL an automated methodology to convert their existing designs into the Visual format. Prior to this product, Visual HDL was only purchased for doing new designs. Existing HDL text based designs had to be dealt with in the old fashioned way--by reviewing thousands of lines of code to try and understand how a model worked. Text to graphics thus expanded the use of Visual HDL by making it easy to convert text-based code to a graphics-based presentation. Working from a graphics representation is especially useful to international users who may not understand the nuances of the common English programming constructs.

Text to Graphics provides the following key benefits:

          - Automatic conversion from a text-based design to a graphical representation of the design which can be used in Visual HDL for design analysis and simulation
          - Re-constructs the design graphically so that new users can easily grasp the designs concepts and algorithms

VISUAL IP

Companies spend significant budgets in developing and testing models, and re-use is a key strategy for many companies to leverage their existing technology. The goal of Summit's Visual IP product is to provide a mechanism for distributing these highly confidential simulation models to other users, either within the organization or externally, while at the same time protecting the intellectual value through encryption. The protection is not only so they can not be copied, but so that internal users cannot change the source code which represents the design thus eliminating the value of all the prior testing that has been done on the IC model.

Visual IP is designed to provide the following benefits:

          -    Encryption of intellectual property for design reuse
          -    Generates models which can be used with any simulator
          - Generates models which can be executed stand alone allowing the user to apply his own criteria to a model before selecting it for reuse
          - Provides a safe mechanism for companies to provide soft versions of their design while maintaining the proprietary nature of their intellectual property

VIRSIM

VirSim is a debug and analysis tool which provides an integrated set of debug capabilities for use with the leading HDL simulators provided by other EDA companies. VirSim makes extensive use of graphics in presenting detailed yet cohesive information to the user about simulation results. Outputs from both digital and analog simulations are supported and signal values can be displayed as digital or analog waveforms. Multiple simulation runs can be debugged at the same time, allowing signals from different simulations to be compared easily.

VirSim is designed to provide the following benefits:

          -    Fast waveform tracing with minimum file size
          -    Extensive waveform editing and algebraic combination capabilities
          -    Color coded source tracing with breakpoint insertion
          -    Powerful graphical logic tracing even from text based designs
          -    Integration with all the popular simulators

HDL SCORE

HDLScore provides a quantitative measure of the quality of simulation tests that have been applied to an entire design model or to selected portions of a design. Simply stated, HDLScore answers the question "have I adequately tested my design with the tests I have developed?" To answer this question, HDLScore provides a percentage measurement of how much of the design has been exercised with the provided tests. At the end of any simulation, the user can get the score or coverage he has accomplished. HDLScore works with all popular simulation environments and fits seamlessly into the design verification process. In addition, HDLScore provides a graphic user interface which displays exactly which statements in the model have been executed and, more importantly, which statements have not been executed.

HDLScore is designed to provide the following benefits:

          -    Answers the question, "how much of my design has been tested?"
          -    Provides graphical display of untested areas of the design
          - Provides a percentage of the design covered by each test so that tests which are redundant can be eliminated to save simulation time
          - Provides test ordering capability so high coverage tests can be simulated first, thus exposing potential errors early in the simulation run

V-CPU allows embedded-system designers to analyze and validate the interaction between hardware and software early in the development process, while design options are still open. Co-verification of software can begin as soon as there is an executable description of the software and hardware. This early integration allows problems to be detected while they are still easy to fix. With V-CPU, software developers can test software against simulated hardware at high execution rates, and hardware developers can validate the system architecture with stimulus provided by the software. In short, V-CPU allows early simulation of hardware with the actual software before the IC's are even built.

V-CPU is designed to provide the following benefits:

          - Use the actual software to test the hardware under design, exposing potential miscommunication between hardware and software groups
          - Encourages early design communication between hardware and software groups when co-verification displays unexpected results
          - Minimizes the activity in the hardware simulator allowing for fast run times
          - Provides a specific interface to the hardware simulator to allow use of standard programming languages to create test suites

SUMMIT CUSTOMERS

Summit's end-user customers include companies in a wide range of industries, including semiconductor devices, telecommunications, computer peripherals, consumer electronics, aerospace defense and other electronics entities. In 1999, no single customer accounted for more than 10% of total revenue. In 1998 and 1997, sales to Credence Systems Corporation ("CSC") accounted for 25% and 29% of Summit's total revenue, respectively. As of December 31, 1999, Summit had installed more than 7,100 seats of its Design tools in more than 500 companies, of which more than 300 companies had entered into support contracts. In addition, as of such date, Summit had licensed more than 4500 seats of verification solution tools.

SUMMIT BACKLOG

Summit's backlog was $5.6 million, $5.9 million and $7.0 million at December 31, 1999, 1998 and 1997, respectively. Such backlog amounts include $5.6 million, $5.4 million and $5.7 million that were reflected in deferred revenue in Summit's financial statements for December 31, 1999, 1998 and 1997, respectively. Backlog consists of orders for which Summit has received a firm purchase order for products that are currently shippable and certain amounts previously invoiced to customers which are included in deferred revenue. Amounts included in deferred revenue consist of maintenance and support contracts that are expected to be completed within one year, orders for customer training services that are expected to be completed within one year, prepaid exclusivity fees that are expected to be recognized within one year, and shipments made subject to conditions that are expected to be satisfied within one year. In addition to the backlog amounts reflected above, at December 31, 1997, Summit had the right to ship up to a maximum of $8.8 million of Visual Testbench licenses during 1998 to CSC pursuant to a contract with CSC. During 1998, all obligations pursuant to the contract with CSC were satisfied such that, at December 31, 1998, CSC had no further obligation to purchase Visual Testbench licenses. Third-parties to such commitments may terminate or breach their obligations. Therefore, these revenues may not be recognized in fiscal 2000 or in any later period. Summit recognized no such revenue during 1999.

SUMMIT MARKETING AND SALES

Summit markets its products to customers worldwide who design or manufacture ICs for their own use or sale in a wide variety of industries. The primary objectives of Summit's marketing effort are to (i) increase market awareness of Summit's products, (ii) promote the adoption of HLDA methodologies, and (iii) evaluate customer satisfaction and determine additional customer demands. To increase market awareness, Summit displays its HLDA products at all major industry trade shows, including the annual Design Automation Conference in the U.S., Design Automation and Test Conference in Europe, Japan DAC in Japan and the Embedded Systems Conference in the U.S. Summit also promotes its products through advertisements in trade journals and by sponsoring various seminar series. To promote the adoption of its methodologies, Summit offers its products at a reduced cost to design engineering programs at several universities so that engineering students may become familiar with Summit's products and design techniques.

Summit's sales strategy is to employ its direct sales as well as its independent and affiliated distributors to efficiently and effectively target individual customer and product market segments worldwide.

DIRECT SALES

Summit employs direct sales teams which combine technically proficient sales persons with skilled field applications engineers capable of serving the sophisticated needs of the management and engineering staff of its customers. Summit assigns selected direct sales personnel to target major accounts, such as vertically integrated systems design houses like Lucent, IBM, Motorola and Siemens that produce their own IC designs for their electronic products. Major accounts receive particular focus because of their size and influence as industry leaders.


Summit's direct sales force operates in the United States and portions of Europe, with offices in Arizona, California, Colorado, Florida, Maryland, Massachusetts, Minnesota, Oregon and Texas, as well as France, Germany, Italy and the United Kingdom. Approximately 72%, 77%, and 71% of Summit's revenue for the years ended December 31, 1999, 1998, and 1997, respectively, were generated through Summit's direct sales force.


DISTRIBUTORS


Summit relies on distributors for licensing and support of Summit's products outside of North America. Approximately 28%, 23%, and 29% of Summit's revenue for the years ended December 31, 1999, 1998 and 1997, respectively, came from sales made through distributors. In Asia, Summit Design Asia, Ltd., or SDA, a joint venture of Summit, has the exclusive rights to sell, distribute and support Summit's products in the Asia Pacific region, excluding Japan. In turn, SDA has granted exclusive rights to sell, distribute and support products in Korea to Asia Design Corporation, or ADC, a company in which SDA has an equity investment. SDA has also granted non-exclusive distribution rights to Semiconductor Technologies Australia for the Asia Pacific region, excluding Japan and Korea.

In addition, in the first quarter of 1996, Summit entered into a three-year, exclusive distribution agreement for Summit's HLDA products in Japan with Seiko. The agreement is renewable for successive five-year terms by mutual agreement of Summit and Seiko and is terminable by either party for breach. The agreement was renewed for an additional five-year term which began in February 1999. Sales through Seiko accounted for 22%, 14%, and 12% of its total for the years ended December 31, 1999, 1998, and 1997, respectively. In June 1999, Summit lowered Seiko's first quarter 2000 product quota in recognition of the adverse economic conditions in the Asia Pacific Region. In December 1999, Summit agreed to waive Seiko's first quarter 2000 product quota requirements to maintain distribution exclusivity. As a result, Summit expects sales through Seiko to decrease for at least the current and following two quarters and revenue attributable to sales in the Asia Pacific region to decrease.

INTERNATIONAL SALES

Approximately 44%, 36%, and 34% of Summit's revenue for the years ended December 31, 1999, 1998 and 1997, respectively, came from sales made outside of the United States which includes the Asia Pacific region and Europe. Approximately 25%, 22%, and 22% of Summit's revenue for the years ended December 31, 1999, 1998 and 1997, respectively, came from sales made in the Asia Pacific region and approximately 19%, 14%, and 12% of Summit's revenue for the years ended December 31, 1999, 1998, and 1997, respectively, came from sales made in Europe. In order to successfully expand international sales, Summit may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors. This will require significant management attention and financial resources and could adversely affect Summit's operating margins. In addition, to the extent that Summit is unable to effect these additions in a timely manner, Summit's growth, if any, in international sales will be limited. Summit may not be able to maintain or increase international

Sales of Summit's products, and failure to do so could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of Summit's products in the Asia Pacific region have decreased and may further decrease.

CUSTOMER SERVICES

Technical support is available to customers on both a pre-sale and post-sale basis. Pre-sale support involves Summit's application engineers working with Summit's direct sales force and distributors to provide on-site support during the end user's evaluation and implementation process. Post-sale support is provided through annual world wide web (internet) maintenance contracts which provide customers access to Summit's technical support team via telephone, minor enhancements and any major upgrades. This program is sold for 15% to 20% of the list price of the product, depending on the product. Summit provides its customers with a 90-day warranty that its product media is free from defects.

In addition to its maintenance, technical support and upgrade fees, Summit also conducts a variety of training programs ranging from introductory level courses to advanced training on full use of all of its products. Training is offered at Summit's facilities, at distributors' facilities and at customer locations worldwide. For the years ended December 31, 1999, 1998 and 1997, maintenance and services provided approximately 38%, 22%, and 20% of Summit's total revenue, respectively.

SUMMIT COMPETITION

The electronic design automation industry is highly competitive and Summit expects competition to increase as other electronic design automation companies introduce HLDA products. Summit's Design Entry products compete principally with Mentor Graphics and Escalade, a small private company. Summit's Verification products compete with Cadence Design Systems, Synopsys, Mentor Graphics and Verisity. Indirectly, Summit also competes with other firms that offer alternatives to HLDA and could potentially offer more directly competitive products in the future. Certain of these companies have significantly greater financial, technical and marketing resources and larger installed customer bases than Summit. Some of Summit's current and future competitors offer a more complete range of electronic design automation products and may distribute products that directly compete with Summit's HLDA products by bundling such products with their core product line. In addition, Summit's products perform a variety of functions, certain of which are, and in the future may be, offered as separate products or discrete point solutions by Summit's existing and future competitors. For example, certain companies currently offer design entry products without simulators. Competition may cause Summit to offer point solutions instead of, or in addition to, Summit's current software products. Such point solutions might be priced lower than Summit's current product offerings and could cause Summit's average selling prices to decrease, which could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

Summit competes on the basis of certain factors including:

          -    product capabilities;
          -    product performance;
          -    price;
          -    support of industry standards;
          -    ease of use;
          -    first to market; and
          -    customer technical support and service.

Summit believes that it competes favorably overall with respect to these factors. However, in particular cases, Summit's competitors may offer HLDA products with functionality which is sought by Summit's prospective customers and which differs from that offered by Summit. In addition, certain competitors may achieve a marketing advantage by establishing formal alliances with other electronic design automation vendors. Further, the electronic design automation industry in general has experienced significant consolidation in recent years. The acquisition of one of Summit's competitors by a larger, more established electronic design automation vendor could create a more significant competitor. Summit may not be able to compete successfully against current and future competitors. Competitive pressures faced by Summit may have a material adverse effect on its business, financial condition, results of operations or cash flows. Summit's current and future competitors may be able to develop products comparable or superior to those developed by Summit or adapt more quickly than Summit to new technologies, evolving industry trends or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

SUMMIT PRODUCT DEVELOPMENT

Development of HLDA products has been performed at Summit's offices in Israel and at Summit's principal office in Beaverton, Oregon. As the result of the acquisitions of TriQuest and SimTech during 1997 and ProSoft in 1998, Summit has added additional research and development facilities in San Jose, California, New Brighton, Minnesota, and Finland. As of December 31, 1999, Summit's research and development team consisted of 87 software developers, dedicated to Summit's products.

For the years ended December 31, 1999, 1998, and 1997, Summit's research and development expenditures were approximately $10.2 million, $13.0 million, and $7.7 million, respectively, which represented approximately 34%, 30%, and 25% of revenue in each such period. Summit has to date expensed all research and development costs as incurred. Summit's $13.0 million expenditure in 1998 and $7.7 million expenditure in 1997 included $3.7 million and $733,000, respectively, of expense in connection with the acquisition of SimTech in September 1997. In connection with Summit's acquisition of SimTech in September 1997, Summit recorded a total of $4.4 million of compensation expense for shares issued as part of the acquisition which were contingent upon continued employment and were being expensed as the employment obligation lapsed. See "Summit Management's Discussion and Analysis of Financial Condition and Results of Operations." Summit's research and development strategy is to be proactive in determining customer needs and to develop new HLDA products to meet these needs. Summit believes that system-level definition and design analysis will become increasingly significant bottlenecks in the IC development process and thus present product development opportunities. Summit's research and development efforts are focused on creating products to further increase productivity in the creation, verification, documentation and the preservation of both IC and system level designs.

Summit has actively sought to establish cooperative relationships with certain electronic design automation industry leaders in order to gain early access to new product information and to better integrate Summit's products with those supplied by other vendors in the electronic design automation market. For example, Summit has a relationship with Cadence pursuant to which Cadence helps specify the integration between Summit's Visual HDL for Verilog and Cadence Verilog XL simulator. Summit believes that these relationships mutually benefit Summit and the electronic design automation vendors by fostering development and facilitating interoperability of Summit's and vendors' complimentary products. These relationships are informal and may be terminated by either party with limited notice. In addition, such relationships are with companies that are current or potential future competitors of Summit. If any of these relationships were terminated and Summit was unable to obtain in a timely manner information regarding modifications of third party products necessary for modifying its software products to interoperate with these third party products, Summit could experience a significant increase in development costs, the development process would take longer, product introductions would be delayed and Summit's business, financial condition, results of operations or cash flows could be materially adversely affected.

The electronic design automation industry is characterized by extremely rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. In addition, customers in the electronic design automation industry require software products that allow them to reduce time to market, differentiate their products, improve their engineering productivity and reduce their design errors. Summit's future success will depend upon its ability to enhance its current products, develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. Summit may not be successful in developing and marketing product enhancements or new products that respond to technological change or emerging industry standards. Summit may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or its new products may not adequately meet the requirements of the marketplace and achieve market acceptance. If Summit is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if such product releases have been pre-announced, Summit's business, financial condition, results of operations or cash flows would be materially adversely affected.

Software products as complex as those offered by Summit may contain errors that may be detected at any point in the products' life cycles. Summit has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. Despite testing by Summit and by current and potential customers, errors may be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to Summit's reputation or increased service and warranty costs, any of which could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

SUMMIT PROPRIETARY RIGHTS

Summit's success depends upon its proprietary technology. Summit relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, licensing arrangements and technical means to establish and protect its proprietary rights. As part of its confidentiality procedures, Summit generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to, and distribution of, its software, documentation and other proprietary information. In addition, Summit's products are protected by hardware locks and software encryption techniques designed to deter unauthorized use and copying. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Summit's products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

Summit provides its products to end-users primarily under "shrink-wrap" license agreements included within the packaged software. In addition, Summit delivers certain of its verification products electronically under an electronic version of a "shrink-wrap" license agreement. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. In addition, the laws of some foreign countries do not protect Summit's proprietary rights as fully as do the laws of the United States. Summit's means of protecting its proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technology. Summit could be increasingly subject to infringement claims as the number of products and competitors in Summit's industry segment grows, the functionality of products in its industry segment overlaps and an increasing number of software patents are granted by the United States Patent and Trademark Office. Although Summit is not aware of any threatened litigation or infringement claims, a third party may claim such infringement by Summit with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require Summit to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to Summit or at all. Failure to protect its proprietary rights or claims of infringement could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

SUMMIT OPERATIONS IN ISRAEL

Summit's research and development operations related to Visual HDL products are located in Israel. Economic, political and military conditions may affect Summit's operations in that country. Hostilities involving Israel, for example, could materially adversely affect Summit's business, financial condition and results of operations. Restrictions on Summit's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel further heightens the potential impact.

While all of Summit's sales are denominated in U.S. dollars, a portion of its annual costs and expenses in Israel are paid in Israeli currency. Payment in Israeli currency subjects Summit to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation of, for example, approximately 4.5% and 9% in 1999 and 1998, respectively. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses.

Coordination with and management of the Israeli operations requires Summit to address differences in culture, regulations and time zones. Failure to successfully address these differences could disrupt Summit's operations.

Summit's Israeli production facility has been granted the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). Taxable income of a company derived from an "Approved Enterprise" is eligible for certain tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses) subject to certain conditions. In the event of a failure by Summit to comply with these conditions, the tax benefits could be canceled, in whole or in part, and Summit would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. No "Approved Enterprise" tax benefits had been realized by Summit from its Israeli operations as of December 31, 1995 since the Israeli operations were still incurring losses at that time. During 1999 and 1998, Summit realized income of $1.3 million and $4.3 million, respectively, from its Israeli operations and "Approved Enterprise" tax benefits of $672,000 and $1.9 million, respectively. Summit has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. However, Summit's Israeli production facility may not continue to operate or qualify as an "Approved Enterprise", and the benefits under the "Approved Enterprise" regulations may not continue, or be applicable, in the future. Management of Summit intends to permanently reinvest earnings of the Israeli subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows.

ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS

Summit's Israeli subsidiary obtained research and development grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade of approximately $232,000 and $608,000 in 1993 and 1995, respectively. As of December 31, 1997, all amounts have been repaid. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed pursuant to these grants to any person, without the prior written consent of the Chief Scientist. Summit's Visual HDL for VHDL products have been developed under grants from the Chief Scientist and thus are subject to these restrictions. If Summit is unable to obtain the consent of the government of Israel, Summit would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if such technology and manufacturing operations could be transferred to locations outside of Israel. In addition, Summit would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel.

SUMMIT EMPLOYEES

As of December 31, 1999, Summit had 168 employees, 100 of whom were engaged primarily in research and development and related operations, 36 of whom were engaged primarily in sales and marketing and 32 of whom were engaged primarily in corporate management and administration. A total of 86 of these employees were located in the United States, 65 in Israel and 17 in Europe. Summit's employees are not represented by any collective bargaining organization and Summit has never experienced a work stoppage. Summit's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand.

ITEM 2.    PROPERTIES

Summit's principal facility, located in Beaverton, Oregon, consists of approximately 31,000 square feet of office space leased pursuant to an agreement which terminates on March 31, 2000. The rent and common area fees payable on this facility are currently approximately $28,000 per month. This space is used for Summit's production, sales and marketing and administration. Summit also leases approximately 12,000 square feet of office space in Herzlia, Israel for research and development pursuant to a lease that expires on December 8, 2003 with an option to renew for five years. The rent payable on this office space is currently $24,650 per month.

Additionally, Summit leases approximately 9,300 square feet of office space in San Jose, California and 16,600 square feet in St. Paul, Minnesota for research and development and sales activities. The aggregate rent payable for both facilities is currently approximately $54,000 per month, and the leases expire in October 2003 and August 2004, respectively.

Summit also leases office space for sales activities throughout the United States and Europe at an aggregate annual rental of approximately $200,000.

Summit expects that its current facilities will be adequate to serve its needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers and directors of the Company and their ages as of February 25, 2000 are as follows:

      Name                                   Age                              Position
-----------------------------------------------------------------------------------------------------------------
William V. Botts....................         64       Chairman of the Board, Chief Executive Officer
                                                      and Interim Chief Financial Officer

Richard Davenport...................         55       President and Chief Operating Officer

Moshe Guy...........................         42       Vice President, General Manager and Chief Operating
                                                      Officer Design Solutions Division

Eric Benhayoun......................         46       Vice President, General Manager--European Operations

Arthur Fletcher.....................         35       Vice-President of Finance, Treasurer and Director of
                                                      Investor Relations

Sean Whiteley-Ross..................         33       Chief Accounting Officer and Corporate Controller

Mr. Botts was elected Chairman of the Board and Chief Executive Office in July 1999. He served as a Director of the Company from May 1997 to the present. Mr. Botts served as Chairman and CEO of California Lifestyles, Inc., an early stage consumer products company from 1997 to 1999. Prior to that, from March 1996 to March 1997, he was Chairman of the Board and Chief Executive Officer of Hard Candy, Inc., a fashion cosmetics company. From June 1993 to March 1996, Mr. Botts was the owner and President of WV Associates, a consulting firm involved in mergers, acquisitions, business turnarounds and strategic planning. From late 1992 until the end of 1995 he served on the Board of Creative Nail Design Inc. From October 1992 to June 1993, Mr. Botts served as President and Chief Executive Officer of Aurora Electronics, Inc., a semiconductor company and from March 1992 to June 1993 he was President and Chief Executive Officer of Micro-C Corporation. Mr. Botts served as founder, President and Chief Executive Officer of Vertex Design Systems, Inc., a CAD software company, from September 1988 to March 1992 and as Chairman of the Board, Chief Executive Officer and President of EI International Inc., a computer systems, software and consulting company from April 1978 to January 1988. Prior to that time, Mr. Botts was a divisional Vice President of Rockwell International Corporation.

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

Mr. Fletcher has served as Vice President of Finance since January 2000 and as Treasurer and Director of Investor Relations since April 1996. From October 1995 to March 1996, Mr. Fletcher was Director of Business and Financial Planning. From April 1994 to September 1995, Mr. Fletcher was Manager of Financial Planning and Systems. Prior to April 1994, Mr. Fletcher held a variety of finance and accounting positions with high technology companies.

Mr. Whiteley-Ross has served as Corporate Controller since May 1999 and as Chief Accounting Officer since January 2000. Prior to that time, he was an audit manager with PricewaterhouseCoopers LLP. Mr. Whiteley-Ross was with PricewaterhouseCoopers LLP from January 1993 to May 1999.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market under the trading symbol SMMT on October 18, 1996. The price for the Common Stock as of the close of business on February 25, 2000 was $7.4375 per share. As of January 23, 2000, the Company had approximately 3500 stockholders of record.

The following table sets forth the high and low sales prices per share of the Company's the Common Stock for the periods indicated:

                                                                   HIGH               LOW
                                                            -------------    ----------------
        1997:
           First Quarter ..........................          $    11.875      $     7.375
           Second Quarter .........................          $     9.375      $     5.250
           Third Quarter ..........................          $    18.125      $     7.625
           Fourth Quarter .........................          $    18.750      $     8.750

        1998:
           First Quarter ..........................          $    16.625      $     9.438
           Second Quarter .........................          $    17.125      $    13.500
           Third Quarter ..........................          $    15.375      $     5.875
           Fourth Quarter .........................          $    10.250      $     4.750

        1999:
           First Quarter  .........................          $     9.625      $     3.125
           Second Quarter .........................          $     4.000      $     2.375
           Third Quarter ..........................          $     3.500      $     2.219
           Fourth Quarter .........................          $     4.188      $     2.125

        2000:
           First Quarter (through February 25, 2000)         $     8.063      $     3.375

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

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein. The selected balance sheet financial data set forth below for the Company as of December 31, 1999 and 1998 and the selected statement of operations financial data for each of the three years in the period ended December 31, 1999 are derived from the audited financial statements included elsewhere herein. All other selected financial data set forth below for the Company is derived from the financial statements not included elsewhere herein.


                                                                       Years Ended December 31,

                                                 --------------------------------------------------------------------
                                                      1999          1998          1997           1996          1995
                                                 --------------------------------------------------------------------
                                                                (in thousands, except per share data)

Statement of Operations Data:
Revenue:
   Product licenses.......................         $ 18,620      $ 33,589       $ 24,828       $ 15,446       $10,604
   Maintenance and services...............           11,615         9,642          6,161          4,301         2,637
   Other..................................                -           367            450            567         1,051
                                                  ---------     ---------     ----------      ---------    ----------

     Total revenue........................           30,235        43,598         31,439         20,314        14,292
Cost of revenue:
   Product licenses.......................              776           744            701            573           651
   Maintenance and services...............            1,034           955            632            466           400
   Amortization of purchased technologies.              561           661            219             --            --
                                                  ---------     ---------     ----------      ---------    ----------

     Total cost of revenue................            2,371         2,360          1,552          1,039         1,051
                                                  ---------     ---------     ----------      ---------    ----------

   Gross profit...........................           27,864        41,238         29,887         19,275        13,241
Operating expenses:
   Research and development...............           10,204        13,042          7,749          5,867         5,447
   Sales and marketing....................           11,143        11,713         10,591          9,319         7,547
   General and administrative.............            5,151         4,398          3,785          3,188         3,286
   Amortization of intangibles and goodwill           2,111         2,791            942             --            --
   Merger costs...........................            1,218(1)      1,249(1)         379(1)          --            --
   Severance and write-off of note receivable         4,005(3)         --             --             --            --
   In-process technology..................               --            --         11,689             --            --

                                                  ---------     ---------     ----------      ---------    ----------

     Total operating expenses.............           33,832        33,193         35,135         18,374        16,280

                                                  ---------     ---------     ----------      ---------    ----------

Income (loss) from operations.............           (5,968)        8,045         (5,248)           901        (3,039)
Other income (expense), net...............            1,147         1,093          6,619  (2)       117          (172)
                                                  ---------     ---------     ----------      ---------    ----------

Income (loss) before income taxes.........           (4,821)        9,138          1,137          1,018        (3,211)
Income tax provision (benefit)............               --         4,037            940           (245)          400
                                                  ---------     ---------     ----------      ---------    ----------

Net income (loss).........................         $ (4,821)      $ 5,101          $ 431        $ 1,263       $(3,611)
                                                  =========     =========     ==========      =========    ==========

Net income (loss) per diluted share ......           $ 0.31        $ 0.32         $ 0.03         $ 0.10       $ (0.33)
                                                  =========     =========     ==========      =========    ==========

Number of shares used in per diluted share
calculation ..............................           15,678        16,115         15,402         13,243        11,085

                                                                             December 31,
                                                 -------------------------------------------------------------------
                                                        1999          1998          1997           1996          1995
                                                  ----------    ----------    ----------     ----------    ----------

                                                                             (in thousands)

Balance Sheet Data:
   Cash and cash equivalents..............          $ 28,403      $ 27,693       $19,973       $ 19,801          $711
   Working capital (deficit)                          24,702        24,255        14,603         17,236          (540)
   Total assets...........................            44,044        50,210        39,670         28,700         9,151
   Long-term obligations, less current portion            --           156           237            770         1,216
   Total stockholders' equity ............            31,309        35,475        26,196         19,151           548

(1) Merger costs relate to charges associated with business combinations and acquisitions. During 1997, the Company incurred $379,000 in costs relating to the TriQuest acquisition. During 1998, the Company incurred $227,000 in costs relating to the ProSoft acquisition and approximately $1.0 million related to the terminated acquisition of OrCAD. During 1999, the Company incurred $1.2 million in costs related to the pending acquisition of Viewlogic.

(2) Includes a gain of $5.6 million in connection with the sale of the TDS product line.

(3) Includes a write-off of a note receivable of approximately $2.7 million and a severance charge of approximately $1.3 million.

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

Effective April 1, 1996, the Company invested $100,000 for a minority interest in a joint venture corporation, Asia Design Corporation ("ADC"), which acquired the exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. In May 1998, the Company exchanged a portion of its investment in the joint venture for a 50% non-controlling interest in Summit Design Asia, Ltd. ("SDA"). SDA also acquired an equity investment in ADC. In June 1998, Summit loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support Summit's products in Asia

Pacific region, excluding Japan. SDA granted distribution rights to Summit's products to ADC for the Asia Pacific region, excluding Japan. In December 1998, SDA cancelled ADC's distribution rights in all areas except Korea. In April 1999, SDA granted non-exclusive distribution rights to Semiconductor Technologies Australia for the Asia Pacific region, excluding Japan and Korea. As of December 31, 1999 and 1998, the Company owned 50% of SDA and 30% of ADC through direct and indirect ownership. For the years ended
December 31, 1999, 1998, and 1997, sales through SDA and ADC combined accounted for 1.0%, 1.7% and 1.9% of Summit's revenue, respectively.

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

Approximately 44%, 36%, and 34% of the Company's total revenue for the years ended December 31, 1999, 1998 and 1997, respectively, were attributable to sales made outside the United States which includes the Asia Pacific region and Europe. Approximately 25%, 22%, and 22% of the Company's revenue for the years ended December 31, 1999, 1998 and 1997, respectively, were attributable to sales made in the Asia Pacific region and approximately 19%, 14%, and 12% of the Company's revenue for the years ended December 31, 1999, 1998 and 1997, respectively, were attributable to sales made in Europe. The decline in the percentage of revenue from sales made outside the United States in 1998 and 1997 is primarily the result of (1) domestic sales to CSC, (2) the loss of Design to Test product sales in the last half of 1997 as a result of the sale of the product line, which had a strong international market, and (3) the addition of revenue from products acquired in the SimTech acquisition which had a principally domestic market. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations are subject to numerous risks, including tariff regulations and other trade barriers, requirements for licenses, particularly with respect to the export of certain technologies, collectability of accounts receivable, changes in regulatory requirements, difficulties in staffing and managing foreign operations and extended payment terms. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse economic conditions. Demand for and sales of Summit's products in the Asia Pacific region have decreased and, there can be no assurance that economic conditions will not worsen or that demand for and sales of Summit's products in such region will not further decrease.(1)

On February 28, 1997, Summit completed its acquisition of TriQuest. TriQuest develops HDL analysis, optimization, and verification tools for the design of high performance, deep submicron integrated circuits. The transaction has been accounted for as a pooling of interest in accordance with generally accepted accounting principles.

Effective July 1, 1997 the Company sold substantially all of the assets used in its business of developing and marketing its Test Development Series "TDS" Products (the "Asset Sale") to CSC. The increase in the Company's product licenses revenue during the last twelve months has been primarily due to increased revenue associated with the Company's HLDA products. Substantially all of Summit's Design to Test product license revenue and related maintenance and services revenue for the nine months ended September 30, 1997 were attributable to the TDS products. As of July 1, 1997, TDS products ceased to be a source of such revenues. CSC assumed Summit's obligations under TDS maintenance contracts entered into prior to the closing and Summit has not recognized deferred revenue associated with such contracts since June 30, 1997.
--------------------------
(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no asurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 29 for a discussion of factors that could affect future performance.

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

On September 16, 1999, the Company entered into a definitive agreement to merge with Viewlogic Systems, Inc. ("Viewlogic") a privately held software company headquartered in Marlboro, Massachusetts under which the Company will acquire Viewlogic. Each share of Viewlogic Preferred and Common Stock will be assumed by the Company and will be exchanged for 0.67928 shares for Summit Common Stock upon closing of the transaction. In addition, the Company will assume all options outstanding under Viewlogic's stock option plan. The estimated purchase price in common stock, stock options and acquisition costs is approximately $48.3 million, $4.5 million, and $1.5 million, respectively. The Company intends to account for this acquisition as a purchase. Although Summit will be acquiring Viewlogic, after such transaction, Viewlogic stockholders will hold a controlling interest in Summit. Accordingly, for accounting purposes, the acquisition will be a "reverse acquisition" and Viewlogic will be the "accounting acquirer". As Viewlogic will be the accounting acquirer, its accounts will be recorded at historical cost and the assets and liabilities of Summit will be recorded at their estimated fair value as of the closing date.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by selected income statement items.

                                                                           Years Ended December 31,
                                                                -------------------------------------------------------
                                                                    1999                1998               1997
                                                                -------------------------------------------------------
Revenue:
     Product licenses..................................             61.6  %             77.1  %            79.0  %
     Maintenance and services..........................             38.4                22.1               19.6
     Other   ..........................................                -                 0.8                1.4
                                                                -----------        ------------      ------------------
          Total revenue................................            100.0               100.0              100.0
Cost of revenue:
     Product licenses..................................              2.6                 1.7                2.2
     Maintenance and services..........................              3.4                 2.2                2.0
     Amortization of purchased technologies                          1.8                 1.5                0.7
                                                                -----------        ------------      ------------------
          Total cost of revenue........................              7.8                 5.4                4.9
                                                                -----------        ------------      ------------------
          Gross profit.................................             92.2                94.6               95.1
Operating expenses:
     Research and development..........................             33.8                29.9               24.7
     Sales and marketing...............................             36.9                26.8               33.7
     General and administrative........................             17.0                10.1               12.0
     Amortization of intangibles and goodwill..........              7.0                 6.4                3.0
     Merger costs......................................              4.0    (a)          2.9   (a)          1.2   (a)
     Severance and write-off of note receivable........             13.2    (c)            -                  -
     In-process technology.............................                -                   -               37.2
                                                                -----------        ------------      ------------------
          Total operating expenses.....................            111.9                76.1              111.8
                                                                -----------        ------------      ------------------
Income (loss) from operations..........................            (19.7)               18.5              (16.7)
Other income, net......................................              3.8                 2.5               21.1  (b)
                                                                -----------        ------------      ------------------
Income before income taxes.............................            (15.9)               21.0                4.4
Income tax provision ..................................                -                 9.3                3.0
                                                                -----------        ------------      ------------------
Net income                                                         (15.9) %             11.7  %             1.4  %
                                                                ===========        ============      ==================

(a) Merger costs relate to mergers and acquisitions. During 1997, the Company incurred $379,000 in costs relating to the TriQuest acquisition. During 1998, the Company incurred $227,000 in costs relating to the ProSoft acquistiion and approximately $1.0 million related to the terminated acquisition of OrCAD. During 1999, the Company incurred $1.2 million in costs related to the pending acquisition of Viewlogic.


(b) Includes a gain of $5.6 million (17.7% of revenues) in conjunction with the sale of the TDS product line.


(c) Includes a write-off of a note receivable of approximately $2.7 million and a severance charge of approximately $1.3 million.


YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

TOTAL REVENUE

The Company's revenue is comprised of product licenses revenue, maintenance and services revenue and other revenue. Total revenue decreased by 30.7% from $43.6 million for the year ended December 31, 1998 to $30.2 million for the year ended December 31, 1999. Sales through one distributor, accounted for 22% and 14.0% of the Company's total revenue for the years ended December 31, 1999 and 1998, respectively. Sales to CSC accounted for 25.1% of the Company's total revenue for the year ended December 31, 1998. Revenue for the year ended December 31, 1998 include $9.8 million of Visual Testbench licenses sales made pursuant to an OEM agreement with CSC. As of December 31, 1998, CSC had fully satisfied its obligation to purchase Visual Testbench licenses pursuant to the OEM agreement and the Company does not expect to receive any additional revenue from sales of Visual Testbench licenses to CSC.

PRODUCT LICENSES REVENUE

The Company's product licenses revenue is derived from license fees from the Company's HLDA products. Product licenses revenue decreased by 44.6% from $33.6 million for the year ended December 31, 1998 to $18.6 million for the year ended December 31, 1999. The decrease in product licenses revenue was primarily attributable to the Company ceasing to receive revenue from CSC pursuant to the OEM Agreement. The decrease was also attributable to decreased sales as a result of the Company hiring fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first two quarters of 1999 and attrition in the existing sales force during the first two quarters of 1999.

MAINTENANCE AND SERVICES REVENUE

The Company's maintenance and services revenue is derived from maintenance contracts related to the Company's HLDA products and training classes offered to purchasers of the Company's software products. Maintenance and services revenue increased 20.5% from $9.6 million for the year ended December 31, 1998 to $11.6 million for the year ended December 31, 1999. This increase is primarily attributable to maintenance contract renewals by the installed base of HLDA customers, and to a lesser extent from non-recurring engineering services provided to one customer, which is not expected to reoccur.

OTHER REVENUE

Other revenue consists of revenue from one-time technology sales and fees received for granting distribution rights. Other revenue decreased 100% from $367,000, for the year ended December 31, 1998 to $0 for the year ended December 31, 1999. Although the Company renewed a significant distribution agreement, the renewal did not include additional fees. As a result, the distribution rights fees paid at the inception of the agreement and amortized into revenue at $91,000 each quarter over the agreement period were no longer a source of other revenue for the year ended December 31, 1999.

COST OF REVENUE

COST OF PRODUCT LICENSES REVENUE

Cost of product licenses revenue includes product packaging, software documentation, labor and other costs associated with handling, packaging and shipping product and other production related costs. Cost of product licenses revenue increased 4.3% from $744,000 for the year ended December 31, 1998 to $776,000 for the year ended December 31, 1999. As a percentage of product licenses revenue, the cost of product licenses revenue increased from 2.2% for the year ended December 31, 1998 to 4.2% for the year ended December 31,1999. This increase was primarily due to leveraging fixed costs across decreased product licenses revenue.

COST OF MAINTENANCE AND SERVICES REVENUE

Cost of maintenance and services revenue, which consists primarily of personnel costs for customer support and training classes offered to purchasers of the Company's products, increased 8.3% from $955,000 for the year ended December 31, 1998 to $1.0 million for the year ended December 31, 1999. As a percentage of maintenance and services revenue, the cost of maintenance and services revenue decreased from 9.9% for the year ended December 31, 1998 to 8.9% for the year ended December 31, 1999. The decrease in the cost of maintenance and services revenue as a percentage of maintenance and services revenue was primarily a result of the 20.5% increase in maintenance and services revenue for the year ended December 31, 1999.

AMORTIZATION OF PURCHASED TECHNOLOGIES

The Company recorded $2.4 million of purchased technologies (intangibles) as part of the SimTech acquisition which are being amortized to cost of revenue on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $561,000 and $661,000 for the years ended December 31, 1999 and 1998, respectively.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and operations support costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses decreased 21.8% from $13.0 million for the year ended December 31, 1998 to $10.2 million for the year ended December 31, 1999. As a percentage of total revenue, research and development expenses increased from 29.9% for the year ended December 31, 1998 to 33.7% for the year ended December 31, 1999. The majority of the decrease was attributable to compensation expense recorded in connection with the Company's acquisition of SimTech in September 1997. The Company recorded a total of $4.4 million of compensation expense for shares issued as part of the acquisition which were contingent upon continued employment and were being expensed as the employment obligation lapsed. This expense was being recorded on a straight-line basis over the two year employment obligation period. However, in December 1998, the employment agreements to which this contingent compensation related were amended to eliminate the continued employment obligation. At that time, the remaining unrecorded compensation was expensed. As a result, the Company recorded $3.7 million of compensation related to contingent employment for the year ended December 31, 1998. Excluding the $3.7 million compensation expense recorded in the year ended December 31, 1998, research and development expense increased 9.2% from $9.3 million for the year ended
December 31, 1998 to $10.2 million for the year ended December 31, 1999. As a percentage of total revenue, research and development expenses increased from 29.9% to 33.7% for the years ended December 31, 1998 and 1999, respectively.
The increase in research and development expenses as a percent of revenue is the result of a decrease in total revenues. The Company continues to believe that significant investment in research and development is required to remain competitive in its markets, and the Company therefore anticipates that research and development expense will increase in absolute dollars in future periods, but may vary as a percent of revenue. (2)

Software development costs are accounted for in accordance with Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs have been expensed as incurred since technological feasibility generally has not been established until shortly before the release of a new product, and no material development costs have been incurred after establishment of technological feasibility.

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, decreased 4.9% from $11.7 million for the year ended December 31, 1998 to $11.1 million for the year ended December 31, 1999. This decrease was primarily attributable to the Company hiring fewer sales and marketing personnel than planned in the fourth quarter of 1998 and the first two quarters of 1999 and attrition in the existing sales force during the first quarter of 1999. As a percentage of total revenue, sales and marketing expenses increased from 26.9% for the year ended December 31, 1998 to 36.9% for the year ended December 31, 1999. The increase as a percentage of total revenue was primarily attributable to the decrease in total revenue for 1999. In the future, the Company expects sales and marketing expenses to continue to increase in absolute dollars, in part due to the hiring of additional sales and marketing personnel.(2)

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the corporate, finance, human resource, information services, administrative, legal and auditing expenses of the Company. General and administrative expenses increased 17.1% from $4.4 million for the year ended December 31, 1998 to $5.1 million for the year ended December 31, 1999. As a percentage of total revenue, general and administrative expenses increased from 10.1% for 1998 to 17.0% for 1999. The increase in general and administrative expenses as a percentage of total revenue and in actual dollars was primarily attributable to the addition of three positions, the cost of the CEO search, and a decrease in total revenue for the year ended December 31, 1999. The Company expects general and administrative expenses to increase in absolute dollars to support future sales and operations.
(2)

AMORTIZATION OF INTANGIBLES AND GOODWILL

The Company recorded $4.1 million in intangibles (excluding $2.4 million of purchased technologies) and $3.8 million of goodwill as part of the SimTech acquisition which are being amortized to expense on a straight-line basis over periods ranging from two to five years beginning September 9, 1997. The Company expensed $2.1 million and $2.8 million for the years ended December 31, 1999 and 1998, respectively.

MERGER COSTS

Merger costs relate to charges associated with mergers and acquisitions. During 1998, the Company incurred $227,000 in costs relating to the ProSoft acquisition and approximately $1.0 million relating to the terminated acquisition of OrCAD. During 1999, the Company incurred $1.2 million in costs relating to the pending acquisition of Viewlogic.



--------------------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 29 for a discussion of factors that could affect future performance.

SEVERANCE AND WRITE-OFF OF NOTE RECEIVABLE

During the year ended December 31, 1999, the Company recorded $1.3 million in non-recurring charges related to severance obligations for certain management personnel. During the same period, the Company also recorded $2.7 million in write-off of a loan receivable. The Company had loaned $2.7 million to an independent software company pursuant to a secured loan agreement entered into July 1997. During the third quarter of 1999, it became evident that because of missed product development milestones, the independent software company's cash flows would not be sufficient to repay the loan. The Company exercised its right under the terms of the contract with the independent software company to retain co-ownership of the technology and distribution rights to the product in satisfaction of the note. During the third quarter the Company also evaluated its business strategy relative to the technology acquired from the software company. Based on the Company's assessment of market potential, revised sales projections, and limited manpower resources, management decided that Summit could not provide the support necessary to successfully market and sell this product. The Company concluded that the technology had no value and Summit has no plans to sell this product in the future. The Company therefore wrote-off the balance of the note receivable of $2.7 million.

OTHER INCOME, NET

Other income consists of interest income associated with available cash balances, gains or losses from the sale of property and equipment, the Company's share of the earnings and losses of SDA and ADC and foreign exchange rate differences resulting from paying operating expenses of foreign operations in the local currency. Other income was $1.2 million and $1.1 million for the years ended December 31, 1999 and 1998, respectively. Interest income increased approximately $142,000 to $1.5 million for the year ended December 31, 1999. This increase was offset by losses recorded on the equity method which related to SDA and ADC.

INCOME TAX PROVISION

The income tax provision decreased from $4.0 million for the year ended December 1998 to $0 for the year ended December 31, 1999. The provision of $4.0 million for 1998 is comprised of $3.4 million of federal, state and foreign taxes payable, plus $659,000 of deferred tax liabilities. The $0 tax provision for 1999 is comprised of $261,000 of federal, state and foreign taxes payable less, $261,000 of deferred tax benefit recognized for an increase in reserve for legal settlements as well as an increase in allowance for receivables from Summit Design Asia and ADC. The effective tax rate decreased from 44% for the year ended December 31, 1998 to 0% for the year ended December 31, 1999. The 1998 effective tax rate is higher than the statutory rate due primarily to nondeductible amortization and contingent stock compensation expense relating to the SimTech acquisition. The zero effective rate for 1999 is primarily due to the increase in valuation allowance due to the management's determination of the future recoverability of net deferred assets due to the uncertainty of future income.

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

MERGER COSTS

Merger costs relate to charges associated with business combinations and acquisitions. During 1997, the Company incurred $379,000 in costs relating to the TriQuest acquisition. During 1998, the Company incurred $227,000 in costs relating to the ProSoft acquisition and approximately $1.0 million related to the terminated acquisition of OrCAD.

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

Summit released the commercial version of the V-CPU hardware/software co-verification product in the first quarter of 1998, consistent with expectations at the time of the acquisition. A market requirement for extensive embedded system component interfaces called bus functional models ("BFM") and instruction set simulators ("ISS") was underestimated in the introduction schedule and has caused delays


----------------------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 29 for a discussion of factors that could affect future performance.

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

EFFECTIVE CORPORATE TAX RATES

The effective tax rate decreased from 44% for the year ended December 31, 1998 to 0% for the year ended December 31, 1999. The 1998 effective tax rate is higher than the statutory rate due primarily to nondeductible amortization and contingent stock compensation expense relating to the SimTech acquisition. The zero effective rate for 1999 is primarily due to the increase in valuation allowance due to the management's determination of the future recoverability of net deferred assets due to the uncertainty of future income.


--------------------------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 29 for a discussion of factors that could affect future performance.

(1) This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 29 for a discussion of factors that could affect future performance.

The Company's Israeli operations are performed entirely by Summit Design (EDA) Ltd., which is a separate taxable Israeli entity. The Company's existing Israeli production facility has been granted "Approved Enterprise" status under the Israeli Investment Law, which entitles the Company to reductions in the tax rate normally applicable to Israeli companies with respect to the income generated by its "Approved Enterprise" programs. In general, the tax holiday covers the seven year period beginning the first year in which Summit Design (EDA) Ltd. generates taxable income from its "Approved Enterprise." The tax holiday provides that, during such future years, a portion of the Company's taxable income from its Israeli operations will be taxed at favorable rates. The Company has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. There can be no assurance that the Company will be granted any approvals and therefore there can be no assurance the Company will continue to have favorable tax status in Israel. Management of the Company intends to permanently reinvest earnings of the Israeli subsidiary outside the U.S. If such earnings were remitted to the U.S., additional U.S. federal and foreign taxes may be due.

The Company has foreign income tax net operating losses of approximately $5.6 million at both December 31, 1999 and 1998. These foreign losses were generated in Israel over several years and have not yet received final assessment from the Israeli government. Consequently, management is uncertain as to the availability of a substantial portion of such foreign loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering in October 1996, raising $16.2 million, net of offering expenses. Prior to the IPO, the Company had financed its operations primarily through the private placement of approximately $15.4 million of capital stock, as well as capital equipment leases, borrowings under its bank line of credit, Israeli research and development grants and cash generated from operations. As of December 31, 1999, the Company had approximately $28.4 million in cash and cash equivalents.

In July 1997, the Company entered into an agreement to lend up to $2.5 million to an independent software development company pursuant to a loan agreement which is collateralized by the intellectual property and stock of the software development company. Borrowings under this agreement bear interest at prime rate plus 2%. Total amounts due to the Company under this agreement at December 31, 1998 was $1.7 and was included in Deposits and Other Assets. During 1999, borrowings under this agreement reached $2.5 million. During 1999, the Company agreed to loan an additional $200,000 to the independent software company. During the third quarter of 1999, it became evident that because of missed product development milestones, the independent software company's cash flows would not be sufficient to repay the loan. The Company exercised its right under the terms of the contract with the independent software company to retain co-ownership of the technology and distribution rights to the product in satisfaction of the note. During the third quarter the Company also evaluated its business strategy relative to the technology acquired from the software company. Based on the Company's assessment of market potential, revised sales projections, and limited manpower resources, management decided that Summit could not provide the support necessary to successfully market and sell this product. The Company concluded that the technology had no value and Summit has no plans to sell this product in the future. The Company therefore wrote-off the balance of the note receivable of $2.7 million.

As of December 31, 1999, the Company had working capital of approximately $24.7 million.

Net cash generated by operating activities was approximately $2.4 million, $11.9 million, and $12.1 million for the years ended December 31, 1999, 1998, and 1997, respectively. For the year ended December 31, 1999, cash generated by operating activities resulted primarily from a net loss offset by depreciation, amortization, write-off of note receivable, decreases in accounts payable and collections of accounts receivable. For the year ended December 31, 1998, cash generated by operating activities resulted primarily from an increase in profitability, and to a lesser extent from an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable. For the year ended December 31, 1997, cash generated by operating activities resulted primarily from improved collection of accounts receivable, an increase in deferred revenues and accrued liabilities and profitability during the period.

Net cash used in investing activities was approximately $2.1 million, $4.5 million, and $1.3 million for the years ended December 31, 1999, 1998, and 1997, respectively. For the year ended December 31, 1999, net cash used in investing activities was related to the acquisition of furniture and equipment, and a loan to an independent software company. For the year ended December 31, 1998, net cash used was primarily related to the acquisition of furniture and equipment and loans to an independent software development company and to an unconsolidated joint venture. For the year ended December 31, 1997, net cash used was primarily related to the acquisition of furniture and equipment, the acquisition of SimTech, and a loan to an independent software development company, which was partially offset by proceeds from the sale of the TDS product line. During 1996, net cash used in investing activities was related primarily to the acquisition of furniture and equipment.

Net cash provided by financing activities was approximately $440,000 and $345,000 for the years ended December 31, 1999 and 1998, respectively. Net cash used in financing activities was approximately $10.6 million for the year ended December 31, 1997. The net cash provided by financing activities in 1999 was primarily generated by proceeds from the issuance of common stock through stock options plans, offset by payments of debt obligations and capital leases, and a tax benefit from option exercises. The net cash provided in 1998 was primarily a result of the proceeds from the issuance of common stock through stock option plans and the employee stock purchase plan and the tax benefit of option exercises, partially offset by the repurchase of $2.3 million of the Company's outstanding common stock. For the year ended December 31, 1997 net cash used in financing activities resulted primarily from the Company purchasing approximately 939,000 shares of treasury stock and repayment of debt, less proceeds from the issuance of common stock.

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

Summit upgraded or replaced the software packages underlying its financial, production, communication, desktop and other systems, as appropriate, to address the Year 2000 issue. It performed an in-depth analysis of all of its products and modified products that were not Year 2000 compliant. Summit also contacted all major external third parties that provide products and services to Summit to assess their readiness for the Year 2000. Summit created contingency plans for its internal information technology systems and products. These contingency plans were in place by December 31, 1999.

Summit made certain investments in systems, applications and products to address Year 2000 issues. Summit did not track internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. Summit did, however, hire external consultants to resolve internal information system issues related to the resolution of the Year 2000 issue. Identifiable expenditures for these consultants were approximately $250,000 through December 31, 1999. Expenditures to resolve any future Year 2000 issues are not expected to be material and are expected to be funded through cash generated from operations.

To date, Summit has not experienced any known Year 2000 issues and has been informed by material suppliers and vendors that they have also not experienced material Year 2000 issues. Summit will continue to monitor any on-going issues.



----------------------------
(2) This sentence is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 29 for a discussion of factors that could affect future performance.

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

SUMMIT'S REVENUE IS DIFFICULT TO FORECAST BECAUSE OF THE TIMING OF REVENUE RECOGNITION AND UNPREDICTABLE NATURE OF CUSTOMER BEHAVIOR.

Summit's revenue is difficult to forecast for several reasons. Summit operates with little product backlog because Summit typically ships its products shortly after it receives orders. Consequently, license backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected revenue. Correspondingly, license fee revenue in any quarter is difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, Summit generally recognizes a substantial portion of its revenue in the last month of a quarter, frequently in the latter part of the month. Any significant deferral of purchases of Summit's products could have a material adverse affect on its business, financial condition and results of operations in any particular quarter. If significant sales occur earlier than expected, operating results for subsequent quarters may also be adversely affected. Quarterly license fee revenue is difficult to forecast also because Summit's typical sales cycle ranges from six to nine months and varies substantially from customer to customer. In addition, Summit makes a portion of its sales through indirect channels, and these sales can be difficult to predict.

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

SUMMIT'S OPERATING RESULTS WILL LIKELY FLUCTUATE, AND FLUCTUATION MAY ADVERSELY AFFECT THE STOCK PRICE OF SUMMIT COMMON STOCK.

Summit believes that its quarterly revenue, expenses and operating results will likely vary significantly from quarter to quarter. Summit also believes that period-to-period comparisons of Summit's operating results are not necessarily meaningful. As a result, you should not rely on these comparisons as indications of Summit's future performance. In addition, Summit operates with high gross margins, and a downturn in revenue has had a significant impact on income from operations and net income. Summit's results of operations fell below investors' and market makers' expectations for the year ended December 31, 1999 and could be below investors' and market makers' expectation in other quarters, which could have a material adverse effect on the market price of Summit's common stock.

FAILURE TO REPLACE REVENUE ASSOCIATED WITH CREDENCE SYSTEMS WILL HURT SUMMIT'S OPERATING RESULTS.


As of December 31, 1998, Credence Systems Corporation, or CSC, one of Summit's larger customers, had satisfied its obligation to purchase a minimum number of Visual Testbench licenses prsuant to an OEM agreement entered into in July 1997, and Summit does not expect to receive any additional revenue from sales of Visual Testbench to CSC. Summit will need to replace this revenue, and the failure to replace this revenue would have a material adverse affect on Summit's operating results.

BECAUSE HIGH LEVEL DESIGN AUTOMATION, OR HLDA, PRODUCTS MAKE UP MOST OF SUMMIT'S REVENUE, SUMMIT FACES THE RISK OF LACK OF DIVERSIFICATION.

Summit's future success depends primarily upon the broad market acceptance of Summit's existing and future HLDA products. For the years ended December 31, 1999, 1998 and 1997, revenue from HLDA products and related maintenance contracts represented 100%, 100%, and 88.8%, respectively, of Summit's total revenue. As a result, factors adversely affecting sales of these products could have a material adverse effect on Summit's business, financial condition and results of operations. These factors include:

          -    increased competition;
          - inability to successfully introduce enhanced or improved versions of these products;
          -    product quality issues; and
          -    technological change.


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

Summit believes that broad market acceptance of its HLDA products will depend on several factors, including, among others:

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

SUMMIT'S DEPENDENCE ON THE ELECTRONIC INDUSTRY MAKES IT VULNERABLE TO GENERAL, INDUSTRY-WIDE DOWNTURNS.

Summit's future operating results may reflect substantial fluctuations from period to period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors. The electronics industry involves

          -    rapid technological change;
          -    short product life cycles;
          -    fluctuations in manufacturing capacity; and
          -    pricing and margin pressures.

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

SUMMIT DEPENDS ON THIRD PARTIES FOR PRODUCT INTEROPERABILITY, AND THAT MAKES SUMMIT VULNERABLE FROM THESE THIRD PARTIES' REFUSAL TO COOPERATE WITH SUMMIT ON ECONOMICALLY FEASIBLE TERMS.

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

IF SUMMIT CANNOT DEVELOP NEW PRODUCTS TO KEEP PACE WITH TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, SUMMIT'S BUSINESS WILL SUFFER.

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

SUMMIT DEPENDS ON ITS DISTRIBUTORS TO SELL ITS PRODUCTS, ESPECIALLY INTERNATIONALLY, BUT THESE DISTRIBUTORS MAY NOT DEVOTE SUFFICIENT EFFORTS TO SELLING SUMMIT'S PRODUCTS OR THEY MAY TERMINATE THEIR RELATIONSHIPS WITH SUMMIT.

DISTRIBUTORS' CONTINUED VIABILITY. If any of Summit's distributors fails, Summit's business may suffer. Summit relies on distributors for licensing and support of Summit's products outside of North America. Summit depends on the relationships with its distributors to maintain or increase sales. Since Summit's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. Accordingly, Summit depends on the continued viability and financial stability of these distributors.

DISTRIBUTORS' EFFORTS IN SELLING SUMMIT'S PRODUCTS. Summit's distributors may offer products of several different companies, including Summit's competitors. Summit's current distributors may not continue to market or service and support Summit's products effectively. Any distributor may discontinue to sell Summit's products or devote its resources to products of other companies. The loss of, or a significant reduction in, revenue from Summit's distributors could have a material adverse effect on its business, financial condition, results of operations or cash flows.

SEIKO. Seiko, a distributor in Asia, accounted for about 21.5% of Summit's revenue for the year ended December 31, 1999. In June 1999, Summit lowered Seiko's first quarter 2000 product quota in recognition of the adverse economic conditions in the Asia Pacific Region. In December 1999, Summit agreed to waive Seiko's first quarter 2000 product quota requirements to maintain distribution exclusivity. As a result, Summit expects sales through Seiko to decrease for at least the current and following two quarters and revenue attributable to sales in the Asia Pacific region to decrease.

SUMMIT FACES THE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, INCLUDING ITS BUSINESS ACTIVITIES IN EUROPE AND THE ASIA PACIFIC REGION.

International revenue represents a significant portion of Summit's total revenue and Summit expects this trend to continue. Summit's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make its products more expensive and, therefore, potentially less competitive in those markets. Summit pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations involve numerous risks, including, among others:

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

Summit regularly evaluates acquisition opportunities. Summit's future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, and large one-time charges which could materially adversely affect Summit's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Summit has no or limited prior experience and potential loss of key employees of acquired companies. Summit's management has had limited experience in assimilating acquired organizations and products into its operations. Summit may not integrate successfully the operations, personnel or products that have been acquired or that might be acquired in the future, and the failure to do so could have a material adverse affect on its results of operations.

SUMMIT FACES THE RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL, INCLUDING POLITICAL, CURRENCY FLUCTUATION AND COORDINATION RISKS.

POLITICAL RISKS AND GOVERNMENTAL REGULATIONS. Summit's research and development operations related to Visual HDL products are located in Israel. Economic, political and military conditions may affect Summit's operations in that country. Hostilities involving Israel, for example, could materially adversely affect Summit's business, financial condition and results of operations. Restrictions on Summit's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel further heightens the impact. See "Summit relies on Israeli research, development and marketing grants for certain benefits."

CURRENCY RISKS. In addition, while all of Summit's sales are denominated in U.S. dollars, a portion of its annual costs and expenses in Israel are paid in Israeli currency. Payment in Israeli currency subjects Summit to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation of, for example, approximately 9% in 1998. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses.

COORDINATION RISKS. In addition, coordination with and management of the Israeli operations requires Summit to address differences in culture, regulations and time zones. Failure to successfully address these differences could disrupt Summit's operations.

SUMMIT CURRENTLY ENJOYS CERTAIN TAX BENEFITS UNDER AN ISRAELI "APPROVED ENTERPRISE" STATUS WHICH IT MAY NOT ENJOY IN THE FUTURE AND WHICH IN TURN MAY ADVERSELY AFFECT SUMMIT'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Israeli government has granted Summit's Israeli production facility the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959. Taxable income of a company derived from an "Approved Enterprise" is eligible for tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses) subject to specified conditions. In the event of Summit's failure to comply with these conditions, the tax benefits could be canceled, in whole or in part, and Summit would have to refund the amount of the canceled benefits, adjusted for inflation and interest. During 1998, Summit realized income of $4.3 million from its Israeli operations and "Approved Enterprise" tax benefits of $1.9 million. Summit has recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. Summit's Israeli production facility may not continue to operate or qualify as an "Approved Enterprise". The benefits under the "Approved Enterprise" regulations may not continue, or be applicable, in the future. Summit intends to permanently reinvest earnings of the Israeli subsidiary outside the United States. If these earnings are remitted to the United States, Summit may have to pay additional U.S. federal and foreign taxes. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on Summit's business, financial condition, results of operations or cash flows. Losing the "Approved Enterprise" status may likewise adversely affect the combined company's financial condition and results of operations.

SUMMIT DEPENDS ON ITS KEY PERSONNEL, AND FAILURE TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD CAUSE SUMMIT'S BUSINESS TO SUFFER.

Summit's future success will depend in large part on its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. Summit has entered into employment agreements with certain of its executive officers. These agreements, however, do not guarantee the services of these employees and do not contain noncompetition provisions. Summit recently amended the employment agreement with Richard Davenport, Summit's President. As amended, Mr. Davenport's employment agreement provides that he is entitled to certain guaranteed severance payments. Mr. Davenport may or may not continue his employment with Summit.
In addition, C. Albert Koob, Summit's Vice President, Finance and Chief Financial Officer, tendered his resignation effective as of January 31, 2000.

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

IF SUMMIT FAILS TO EXPAND ITS SALES AND MARKETING ORGANIZATIONS, ITS BUSINESS MAY SUFFER.

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

SUMMIT RELIES ON ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS FOR CERTAIN BENEFITS. FAILURE TO OBTAIN SIMILAR GRANTS AND BENEFITS IN THE FUTURE MAY ADVERSELY AFFECT SUMMIT'S BUSINESS.

Summit has developed its Visual HDL for VHDL products under grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed under these grants to any person, without the prior written consent of the Chief Scientist. If Summit were unable to obtain the consent of the government of Israel, it would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if these technology and manufacturing operations could be transferred to locations outside of Israel. In addition, Summit would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel.

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


IF SUMMIT'S PLANNED MERGER WITH VIEWLOGIC SYSTEMS FAILS, ITS BUSINESS MAY
SUFFER.

On September 16, 1999, the Company entered into a definitive agreement to merge with Viewlogic Systems, Inc. ("Viewlogic") a privately held software company headquartered in Marlboro, Massachusetts under which the Company will acquire Viewlogic. Summit's overall business strategy depends upon the successful completion of this merger. Summit has expended significant resources on the merger. If the merger fails, Summit will have to dedicate significant resources to modifying its current business strategy, which could have a material adverse effect on its business, financial condition, results of operations or cash flows. Such modifications include, among other things, hiring and retaining a number of sales, marketing, and management personnel including a chief executive officer and chief financial officer, and Summit may not succeed in doing so. A failed merger could also have a material affect on the market price of Summit's common stock.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPORTING DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                       PAGE
Report of Independent Accountants.....................................................................................  37

Consolidated Balance Sheets as of December 31, 1999 and 1998..........................................................  38


Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997............................  39


Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997..................  40


Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997............................  41


Notes to Consolidated Financial Statements............................................................................  42

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Summit Design, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Summit Design, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


Portland, Oregon
January 28, 2000

                               SUMMIT DESIGN, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                               DECEMBER, 31
                                                                    -------------------------------
                                                                             1999              1998
                                                                    -------------       -----------
                                     ASSETS

Current assets:
     Cash and cash equivalents ...............................          $ 28,403           $ 27,693
     Accounts receivable, less allowance for doubtful accounts
        of $427 and $511 .....................................             7,391              8,852
     Deferred income taxes ...................................               564                792
     Prepaid expenses and other ..............................               991                862
                                                                        --------           --------
          Total current assets ...............................            37,349             38,199

Furniture and equipment, net .................................             3,598              4,113
Intangibles, net .............................................               949              2,870
Goodwill, net ................................................             1,991              2,742
Deposits and other assets ....................................               157              2,286
                                                                        --------           --------
          Total assets .......................................          $ 44,044           $ 50,210
                                                                        ========           ========

                                   LIABILITIES

Current liabilities:
     Long-term debt, current portion .........................          $     56           $     54
     Capital lease obligation, current portion ...............                 -                 43
     Accounts payable ........................................             1,448              2,520
     Accrued liabilities .....................................             5,667              5,687
     Deferred revenue ........................................             5,476              5,640
                                                                        --------           --------
          Total current liabilities ..........................            12,647             13,944

Long-term debt, less current portion .........................                 -                156
Deferred revenue, less current portion .......................                88                146
Deferred income taxes ........................................                 -                489
                                                                        --------           --------
          Total liabilities ..................................            12,735             14,735
                                                                        ========           ========

Commitments  and contingencies (Notes 10 and 17)

                                    STOCKHOLDERS' EQUITY
Common stock, $.01 par value. Authorized 30,000; issued
   and outstanding 15,815 shares in 1999 and 15,457
   shares in 1998 ............................................               158                155
Additional paid-in capital ...................................            44,691             44,039
Accumulated deficit ..........................................           (13,540)            (8,719)
                                                                        --------           --------
          Total stockholders' equity .........................            31,309             35,475
                                                                        --------           --------
          Total liabilities and stockholders' equity .........          $ 44,044           $ 50,210
                                                                        ========           ========


 The accompanying notes are an integral part of the consolidated financial statements.

                               SUMMIT DESIGN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                  1999           1998            1997
                                                                            -------------   ------------     -----------
Revenue:
     Product licenses............................                              $18,620        $33,589        $ 24,828
     Maintenance and services....................                               11,615          9,642           6,161
     Other   ....................................                                    -            367             450
                                                                            -------------   ------------     -----------
          Total revenue..........................                               30,235         43,598          31,439
                                                                            -------------   ------------     -----------

Cost of revenue:
     Product licenses............................                                  776            744             701
     Maintenance and services....................                                1,034            955             632
     Amortization of purchased technologies......                                  561            661             219
                                                                            -------------   ------------     -----------
          Total cost of revenue..................                                2,371          2,360           1,552
                                                                            -------------   ------------     -----------

Gross profit ....................................                               27,864         41,238          29,887

Operating expenses:
     Research and development....................                               10,204         13,042           7,749
     Sales and marketing.........................                               11,143         11,713          10,591
     General and administrative..................                                5,151          4,398           3,785
     Amortization of intangibles and goodwill....                                2,111          2,791             942
     Merger costs................................                                1,218          1,249             379
     Severance and write-off of note receivable..                                4,005             -               -
     In-process technology.......................                                    -             -           11,689
                                                                            -------------   ------------     -----------
          Total operating expenses...............                               33,832         33,193          35,135
                                                                            -------------   ------------     -----------


Income (loss) from operations....................                               (5,968)         8,045          (5,248)
Interest expense.................................                                   (4)            (4)            (12)
Other income, net................................                                1,151          1,097           1,057
Gain on sale of TDS product line.................                                    -             -            5,574
                                                                            -------------   ------------     -----------


Income (loss) before income taxes................                               (4,821)         9,138           1,371
Income tax provision.............................                                     -         4,037             940
                                                                            -------------   ------------     -----------

Net income (loss) ...............................                              $(4,821)       $ 5,101           $ 431
                                                                            =============   ============     ===========

Net income (loss) per share - Basic:.............
   Net income (loss) per share...................                            $ (  0.31)        $ 0.34          $ 0.03
                                                                            =============   ============     ===========
   Number of shares used in computing............
       basic net income (loss) per share.........                               15,678         15,155          14,403


Net income (loss) per share - Diluted:...........
   Net income (loss) per share...................                            $ (  0.31)        $ 0.32          $ 0.03
                                                                            =============   ============     ===========
   Number of shares used in computing............
       diluted net income (loss) per share.......                               15,678         16,115          15,402


    The accompanying notes are an integral part of the consolidated financial statements.

                               SUMMIT DESIGN, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended December 31, 1999, 1998 and 1997
                         (In thousands, except shares)


                                                               Additional                                              Total
                                          Common Stock           Paid-in         Treasury Stock                        Stock-
                                     -------------------------------------------------------------    Accumulated     holders'
                                        Shares       Amount      Capital       Shares       Amount       Deficit       Equity
                                     ------------------------------------------------------------------------------------------
Balance, December 31, 1996            14,079,142    $    141     $ 33,261            -            -     $(14,251)    $  19,151
Issuance of common stock............      29,733                        3                                                    3
Issuance of common stock
  under stock option plan...........     440,711           5          563                                                  568
Issuance of common stock under
  employee stock purchase plan......      58,701           1          349                                                  350
Repurchase of common stock..........     (23,760)                      (4)                                                  (4)
Issuance of common stock in
  conjunction with a business
  combination.......................   1,256,777          12       15,538                                               15,550
Purchase of treasury stock..........                                          (939,381)     (11,555)                   (11,555)
Tax benefit of option exercises.....                                  969                                                  969
Amortization of contingent
   share liability..................                                  733                                                  733
Net income..........................                                                                         431           431
                                     ------------------------------------------------------------------------------------------
Balance, December 31, 1997            15,841,304         159       51,412     (939,381)     (11,555)     (13,820)       26,196
Issuance of common stock............      14,616                       11                                                   11
Issuance of common stock
  under stock option plan...........     460,590           5          994                                                  999
Issuance of common stock
  under employee stock
  purchase plan.....................      80,252           1          602                                                  603
Purchase of treasury stock..........                                          (162,500)      (2,330)                    (2,330)
Reissuance of treasury stock........                               (2,330)     162,500        2,330                          -
Retirement of treasury stock........    (939,381)        (10)     (11,545)     939,381       11,555                          -
Amortization of contingent share
  liability.........................                                3,666                                                3,666
Tax benefit of option exercises.....                                1,229                                                1,229
Net income..........................                                                                       5,101         5,101
                                     ------------------------------------------------------------------------------------------
Balance, December 31, 1998            15,457,381         155       44,039            -           -        (8,719)       35,475
Issuance of common stock
  under stock option plan...........     199,535           2          153                                                  155
Issuance of common stock
  under employee stock
  purchase plan.....................     157,571           1          392                                                  393
Stock options issued to consultant..                                   18                                                   18
Tax benefit of option exercises.....                                   89                                                   89
Net loss............................                                                                      (4,821)       (4,821)
                                     ==========================================================================================
Balance, December 31, 1999            15,814,487    $    158     $ 44,691            -    $      -      $(13,540)   $   31,309
                                     ==========================================================================================




    The accompanying notes are an integral part of the consolidated financial statements.

                               SUMMIT DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 YEARS ENDED DECEMBER 31,
                                                                             1999          1998          1997
                                                                      -------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                      $ (4,821)       $5,101         $ 431
     Adjustments to reconcile net income  to net cash provided by
        (used in) operating activities:
          Depreciation and amortization..............................          4,313         4,649         1,984
          Amortization of contingent share liability.................              -         3,666           733
          Loss on asset disposition..................................             29             -             2
          Gain on sale of TDS product line...........................              -             -        (5,574)
          Write-off of acquired in-process technology................              -             -        11,689
          Deferred income taxes......................................           (261)          (81)       (1,044)
          Equity in losses of and transactions with unconsolidated
           joint venture.............................................            230           520            77
          Write-off of note receivable...............................          2,665             -             -
          Issuance of stock options to consultant....................             18             -             -

          Changes in assets and liabilities:
               Accounts receivable...................................          1,461        (3,721)          951
               Prepaid expenses......................................           (130)         (322)          (13)
               Accounts payable......................................         (1,072)        1,309          (254)
               Accrued liabilities...................................            (18)          505         1,667
               Deferred revenue......................................           (222)          112         1,601
               Other, net............................................            197           134          (145)
                                                                      -------------------------------------------
                    Net cash provided by operating activities........          2,389        11,872        12,105
                                                                      -------------------------------------------
Cash flows from investing activities:
     Additions to furniture and equipment............................         (1,166)       (2,619)       (1,613)
     Acquisitions, net of cash received..............................              -             -        (3,816)
     Proceeds from sale of TDS product line..........................              -             -         4,666
     Proceeds from sale of assets....................................             12             7            30
     Notes receivable advances.......................................           (965)       (1,210)         (565)
     Notes receivable repayments.....................................             -             75             -
     Investment in and advances to joint venture.....................             -           (750)            -
                                                                      -------------------------------------------
                    Net cash used in investing activities............         (2,119)       (4,497)       (1,298)
                                                                      -------------------------------------------
Cash flows from financing activities:
     Issuance of common stock, net of expenses.......................            548         1,613           922
     Tax benefit of option exercises.................................             89         1,229           969
     Payments to acquire treasury stock..............................              -             -       (11,555)
     Repurchase of common stock......................................              -        (2,330)           (4)
     Principal payments of debt obligations..........................           (154)         (118)         (898)
     Principal payments of capital lease obligations.................            (43)          (49)          (69)
                                                                      -------------------------------------------
                    Net cash provided by (used in) financing
                      activities.....................................            440           345       (10,635)
                                                                      -------------------------------------------
                    Increase in cash and cash equivalents............            710         7,720           172
Cash and cash equivalents, beginning of year.........................         27,693        19,973        19,801
                                                                      -------------------------------------------
Cash and cash equivalents, end of year...............................        $28,403       $27,693       $19,973
                                                                      ===========================================

Supplemental disclosure (see Note 16)




    The accompanying notes are an integral part of the consolidated financial statements.

                               SUMMIT DESIGN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY

Summit Design, Inc. (Summit or the Company) develops, manufactures and markets software which enhances and accelerates the creation of electronic systems and integrated circuits using top-down design methodologies. The Company provides software products for design specification entry, design analysis and verification. Subsidiaries of the Company are located in the United States, Israel Europe and Finland. The Company markets and sells its products in the United States, Europe, and Asia through its direct sales force and distributor relationships.


On September 16, 1999, the Company entered into a definitive agreement to merge with Viewlogic Systems, Inc. ("Viewlogic") a privately held software company headquartered in Marlboro, Massachusetts under which the Company will acquire Viewlogic. Each share of Viewlogic Preferred and Common Stock will be assumed by the Company and will be exchanged for 0.67928 shares for Summit Common Stock upon closing of the transaction. In addition, the Company will assume all options outstanding under Viewlogic's stock option plan. The Company intends to account for this acquisition as a purchase. Although Summit will be acquiring Viewlogic, after such transaction, Viewlogic stockholders will hold a controlling interest in Summit. Accordingly, for accounting purposes, the acquisition will be a "reverse acquisition" and Viewlogic will be the "accounting acquirer". As Viewlogic will be the accounting acquirer, its accounts will be recorded at historical cost and the assets and liabilities of Summit will be recorded at their estimated fair value as of the closing date.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the Company's significant accounting policies:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Summit Verification, Inc., Summit Design (EDA) Ltd., ProSoft OY, Summit Design France, Summit Design GmbH, and Summit Design U.K. Ltd. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50 percent ownership), are accounted for by the equity method.

REVENUE RECOGNITION

Product licenses revenue is derived from the sale of software licenses to distributors and end-users. Revenue from the sale of product licenses is recognized upon delivery of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable, otherwise revenue from such software products is deferred until such time as vendor obligations are met. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence (VSOE) of the fair value of the various elements within the arrangement. Revenue from the sale of software licenses is recognized at the later of the time of shipment of satisfaction of all acceptance terms. Revenue from product sales through distributors is recognized net of the associated distributor discounts. The Company provides a ninety-day warranty that its products are free from defects. Estimated sales returns and provisions for insignificant vendor obligations and estimated warranty costs are recorded when revenue is recognized.

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

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 31, 1999 and 1998, substantially all of the Company's cash and cash equivalents are invested in interest-bearing deposits and other short-term investments with several major banks.

FURNITURE AND EQUIPMENT

Furniture and equipment, consisting primarily of computer equipment and office furniture, are stated at cost, net of related depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Amortization of equipment under capital leases is provided using the straight-line method over the shorter of the related lease terms or economic life of the leased assets. Upon disposal of an asset subject to depreciation, the cost and related accumulated depreciation are removed from the accounts and resulting gains and losses are reflected in other income, net.

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

FOREIGN CURRENCY TRANSLATION

The Company's subsidiaries in Israel, Finland, France, Germany and the U.K. use the U.S. dollar as their functional currency for financial reporting purposes. The Company's sales to foreign distributors and customers are denominated in U.S. dollars. Operating expenses of the Company's subsidiary in Israel and other international operations are paid in the local currency. Transaction gains and losses, as well as gains and losses experienced with respect to remeasurement to the functional currency are recorded in the consolidated statement of operations. As the gains and losses are insignificant in 1999 and 1998, such amounts were recorded as other income, net.

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

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximated fair value as of December 31, 1999 and 1998 because of the relatively short maturity of these instruments. The carrying value of capital lease obligations and long-term debt approximated fair value as of December 31, 1999 and 1998, based upon the interest rates available to the Company for similar instruments. The carrying amount of notes receivable at December 31, 1998 approximates fair value which is evaluated based upon the present value of the expected future cash flows and the fair value of the underlying collateral.

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

The following presents the previously separate results of Summit and TriQuest (in thousands):


                                              Two Months Ended                          Years Ended
                                             February 28, 1997       --------------------------------------------
                                             -----------------        December 31, 1996       December 31, 1995
                                                (unaudited)          --------------------------------------------
    Summit
       Revenues                                          $ 1,473                $ 20,163                $ 14,292
       Net income (loss)                                    (921)                  2,688                  (3,123)

    TriQuest
       Revenues                                              199                     151                       -
       Net income (loss)                                     143                  (1,425)                   (488)


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

5.   ACQUISITION OF SIMULATION TECHNOLOIGES CORP:

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


After discussion with the staff of the Securities and Exchange Commission, the Company restated the consolidated financial statements as of and for the quarters ended September 30, 1997, March 31, 1998, June 30, 1998 and September 30, 1998 and as of and for the year ended December 31, 1997 to reflect a change in the original accounting treatment to the September 1997 acquisition of SimTech.


The total consideration at estimated fair value as originally reported and as restated is summarized as follows (in thousands):

                                                                           Originally
                                                                             Reported         As Restated
                                                                        --------------       -------------
           Cash.........................................................      $3,875               $3,875
           Common stock of Summit.......................................      11,367               14,649
           Options to purchase Summit common stock......................       5,299                5,299
           Other direct acquisition costs...............................         315                  315
                                                                        --------------       -------------
                                                                            $ 20,856             $ 24,138
                                                                        ==============       =============

The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations have been combined with those of Summit since the date of acquisition. The allocation of the purchase price to the net assets acquired based upon their estimated fair values as originally reported and as restated is summarized as follows (in thousands):

                                                                            Originally
                                                                             Reported         As Restated
                                                                        --------------      --------------
    Current assets.....................................................       $  937              $  937
    Property and equipment.............................................          377                 377
    In-process technology..............................................       19,937              11,689
    Purchased technology...............................................        1,037               2,390
    Identifiable intangibles...........................................          735               4,079
    Goodwill....                                                                  -                3,756
    Current liabilities assumed........................................         (707)               (707)
    Unearned revenue assumed...........................................       (1,460)             (1,460)
    Deferred taxes.....................................................           -               (1,322)
    Compensation expense contingent upon future employment                        -                4,399
                                                                        --------------      --------------
                                                                            $ 20,856            $ 24,138
                                                                        ==============      ==============

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

The following table reflects unaudited pro forma combined results of operations of the Company and SimTech on a basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented, excluding the effect of the one-time charge of in-process technology:



                                                                      December 31,             December 31,
                                                                          1996                      1997
                                                                   --------------------      --------------------
                                                                   (in thousands, except per share data)

                Revenues                                                     $  24,391                  $ 35,278
                                                                   --------------------      --------------------
                Net income (loss)                                            $  (4,104)                 $  6,563
                                                                   --------------------      --------------------

                Basic net income (loss) per share                            $   (0.31)                 $   0.43
                                                                   --------------------      --------------------
                Diluted net income (loss) per share                          $   (0.31)                 $   0.40
                                                                   --------------------      --------------------

                Number of shares used in computing basic net
                    income (loss) per share                                     13,292                    15,268
                                                                   --------------------      --------------------
                Number of shares used in computing diluted net
                    income (loss)per share                                      13,292                    16,267
                                                                   --------------------      --------------------



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

6.   FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following (in thousands):

                                                                                      December 31,
                                                                                -------------------------
                                                                                   1999          1998
                                                                                ----------    -----------
Office furniture and equipment..............................                      $   691       $ 1,201
Computer equipment..........................................                        5,573         5,138
Leasehold improvements......................................                          934           491
                                                                                ----------    -----------
                                                                                    7,198         6,830
Less accumulated depreciation and amortization..............                       (3,600)       (2,717)
                                                                                ----------    -----------
                                                                                  $ 3,598        $4,113
                                                                                ==========    ===========


7.   DEPOSITS AND OTHER ASSETS:

In July 1997, the Company entered into an agreement to lend up to $2.5 million to an independent software development company pursuant to a loan agreement which is collateralized by the intellectual property and stock of the software development company. Borrowings under this agreement bear interest at prime rate plus 2%. Total amounts due to the Company under this agreement at December 31, 1998 was $1.7 and was included in Deposits and Other Assets.


During 1999, the Company advanced $965,000 to the sofware company bringing total borrowings to $2.7 million During 1999, the Company agreed to loan an additional $200,000 to the independent software company. During the third quarter of 1999, it became evident that because of missed product development milestones, the independent software company's cash flows would not be sufficient to repay the loan. The Company exercised its right under the terms of the contract with the independent software company to retain co-ownership of the technology and distribution rights to the product in satisfaction of the note. During the third quarter the Company also evaluated its business strategy relative to the technology acquired from the software company. Based on the Company's assessment of market potential, revised sales projections, and limited manpower resources, management decided that Summit could not provide the support necessary to successfully market and sell this product. The Company concluded that the technology had no value and Summit has no plans to sell this product in the future. The Company therefore wrote-off the balance of the note receivable of $2.7 million.

Also included in Deposits and Other Assets are investments in and advances to two joint ventures (see Note 19) of which $0 and $230,000 are outstanding at December 31, 1999 and December 31, 1998, respectively. Advances bear interest at 5% per year and are due June 2003.


8.   NOTE PAYABLE TO BANK

The Company had available a $1 million line of credit with U.S. National Bank of Oregon, which matured April 30, 1999 and was collateralized by accounts receivable, inventory, chattel paper, general intangibles, patents, trademarks, copyrights and products and proceeds of the foregoing. Maximum borrowings under the line shall not exceed 75% of eligible accounts receivable. Interest on the unpaid balance accrues at prime and is payable monthly. The prime rate at December 31, 1998 was 7.75%. There was no amount outstanding at December 31, 1998. The Company did not borrow any funds under this note through April 30, 1999 when the note matured. The Company did not renew the note.

The line of credit agreement contained financial covenants, including covenants relating to maintenance of a minimum level of working capital, net worth, the ratio of debt to net worth and dividend restrictions. The Company was in compliance with these covenants at December 31, 1998.

9.   ACCRUED LIABILITIES

Accrued liabilities consists of the following (in thousands):


                                                                                       December 31,
                                                                                ---------------------------
                                                                                     1999            1998
                                                                                -----------   -------------
Payroll and related benefits.................................................       $4,006          $3,051
Sales and marketing..........................................................          170             332
Accounting and legal.........................................................          575             310
Federal and state income taxes payable.......................................          564           1,549
Sales taxes payable..........................................................           48             160
Other........................................................................          304             285
                                                                                -----------   -------------
                                                                                    $5,667          $5,687
                                                                                ===========   =============


10.  LEASES

The Company has entered into noncancelable operating leases for the use of buildings in Beaverton, Oregon, Herzlia, Israel, and San Jose, California. Rental expense was approximately $1.3 million, $653,000, and $495,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum lease payments under these operating and capital leases for the years ending December 31 are as follows (in thousands):


                                                                                                Operating
                                                                                                  Leases
                                                                                              ---------------
           2000.................................................................                  $    1,286
           2001...................................................................                       977
           2002 ...............................................................                          870
           2003 ...............................................................                          830
           2004 ...............................................................                          477
                                                                                              ---------------
                Total minimum lease payments....................................                  $    4,440
                                                                                              ===============

11.  LONG-TERM  DEBT:

Long-term debt consists of the following (in thousands):

                                                                                   December 31,
                                                                             --------------------------
                                                                                   1999          1998
                                                                             --------------------------
Marketing grant payable to the Israeli government..........................        $  56        $  187

Other......................................................................            -            23
                                                                             --------------------------
                                                                                      56           210
Current portion............................................................          (56)          (54)
                                                                             --------------------------
Non-current portion........................................................        $   -        $  156
                                                                             ==========================


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

STOCK OPTIONS GRANTED TO CONSULTANT

During 1999, the Company issued options to purchase 20,000 shares of common stock to the Interim Chief Executive Officer as partial consideration for consulting services provided to the Company. The Company incurred compensation cost of approximately $18,000 related to these options. The Company does not expect to recognize additional compensation related to these options in the future.

1994 INCENTIVE STOCK OPTION PLAN

The Company has an Incentive Stock Option Plan ("1994 Plan") pursuant to which the Company may grant options to employees and consultants. Under the terms of the 1994 Plan, the option price is determined as the fair value of the Company's common stock at the time the option is granted. Under the 1994 Plan, 3,447,000 shares of common stock are authorized for issuance. Options granted prior to the Company's initial public offering generally became immediately exercisable. Shares issued are subject to repurchase until vested. Options granted subsequent to the Company's initial public offering are exercisable upon vesting. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the date of grant.

There were 503,715, 342,026, and 2,659 shares of common stock reserved for the grant of stock options under the 1994 Plan at December 31, 1999, 1998, and 1997, respectively.

1996 DIRECTOR OPTION PLAN

Non-employee directors are entitled to participate in the Company's 1996 Director Option Plan (the "Director Plan"). The Director Plan provides for an automatic grant of an option to purchase 7,500 shares of common stock to each non-employee director on the date on which the Director Plan becomes effective or, if later, an option to purchase 10,000 shares of common stock on the date on which the person first becomes a non-employee director and 10,000 shares on the date of the annual meeting of each subsequent year, provided that he or she is then a non-employee director and, provided further, that on such date he or she has served on the Board for at least six months. Options granted under the Director Plan generally become vested and all exercisable 12 months after the grant date and are granted at an exercise price equal to 100% of the fair market value per share on the date of the grant. The company has reserved 150,000 shares of common stock for issuance under the Director Plan. The Company granted 40,000 options in 1999, 1998, and 1997.

1997 NONSTATUTORY STOCK OPTION PLAN

The Company established the 1997 Nonstatutory Stock Option Plan ("Nonstatutory Plan") in order to provide additional incentive to employees, directors and consultants. Options granted under the Nonstatutory Plan will be nonstatutory stock options and are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the grant date. In addition, no more than 25,000 options may be granted to directors and persons considered "officers" by the NASDAQ Stock Market. The maximum aggregate number of shares of common stock authorized for issuance is 1,050,000 shares. The Company granted 1,022,697 and 101,623 options under the Nonstatutory Plan in 1999 and 1998, respectively.

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998, and 1997 and changes during the years ended on those dates is presented below:

                                                                                                EXERCISE
                                                                            OPTIONS            PRICE RANGE
                                                                                               -----------
Balance, December 31, 1996...............................................    1,393,874      $0.02 -- $10.50
     Options granted.....................................................    1,643,121      $0.08 -- $17.00
     Options exercised...................................................     (470,715)     $0.02 -- $7.00
     Options canceled....................................................     (442,906)     $0.02 -- $12.75
                                                                         ----------------
Balance, December 31, 1997                                                   2,123,374      $0.08 -- $17.00
     Options granted.....................................................      380,599      $6.75 -- $15.88
     Options exercised...................................................     (623,087)     $0.08 -- $9.25
     Options canceled....................................................     (147,773)     $1.17 -- $17.00
                                                                         ----------------
Balance, December 31, 1998                                                   1,733,113      $0.08 -- $17.00
     Options granted.....................................................    1,913,397      $2.25 -- $3.91
     Options exercised...................................................     (199,535)     $0.08 -- $8.13
     Options canceled....................................................   (1,079,736)     $0.33 -- $17.00
                                                                         ----------------
Balance, December 31, 1999                                                   2,367,239      $0.14-- $17.00
                                                                         ================


The following are the shares exercisable at the corresponding weighted average exercise price at December 31, 1999, 1998, and 1997, respectively: 756,813 at $5.46, 780,195 at $5.21, and 949,261 at $2.31. The weighted average exercise price per share of options outstanding at December 31, 1999 is $4.33. The following are the weighted average grant date fair value of options granted for the years ended December 31, 1999, 1998, and 1997, respectively: $2.00, $12.00, and $8.96.

The following table summarizes information about stock options outstanding at December 31,1999:

                                        Options Outstanding                              Options Exercisable
                                 Shares    Weighted Average                        Weighted Shares
Range of Exercise        Outstanding at    Contractual Life   Weighted Average      Exercisable at   Weighted Average
Prices                         12/31/99           Remaining     Exercise Price            12/31/99     Exercise Price
---------------------------------------------------------------------------------------------------------------------
$  0.14 to $  0.62              147,623                5.73            $0.4784             123,266            $0.5414
$  1.17 to $  1.95              163,907                6.15             1.6684             128,669             1.6560
$  2.25 to $  3.91            1,518,993                 9.4             3.1138             152,493             2.5920
$  4.67 to $  7.00               60,814                8.04             6.0928              43,114             6.2102
$  8.13 to $  9.63              374,418                7.59             8.9604             233,688             8.9543
$ 12.75 to $ 17.00              101,484                8. 2            14.3632              75,583            14.5566

1996 EMPLOYEE STOCK PURCHASE PLAN

The Company has established the 1996 Employee Stock Purchase Plan ("1996 Purchase Plan"). The 1996 Purchase Plan, which is intended to qualify under
Section 423 of the Internal Revenue code, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their base salary up to a maximum of $25,000 of common stock for all purchase periods ending within any calendar year. The price of common stock purchased under the 1996 Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first day of each 24 month offering period or the last day of the applicable six-month purchase period. The Company has reserved 535,000 shares of common stock for issuance under the 1996 Purchase Plan. The Company issued approximately 157,571 and 80,252 shares of common stock under the 1996 Purchase Plan during 1999 and 1998, respectively.

SFAS NO. 123 DISCLOSURE

The Company applies APB No. 25 and related interpretations in accounting for its plans. However, in accordance with SFAS No. 123, pro forma disclosures as if the Company adopted the cost recognition requirements under No. SFAS 123 in 1999, 1998, and 1997 are presented below.

The fair value of each option granted during the years ended December 31,1999, 1998, and 1997 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                            1999             1998              1997
                                                                ----------------------------------------------------
Average dividend yield                                                        0%               0%                0%
Expected volatility                                                          59%              57%               44%
Expected life in years                                                        4                4                 4
Risk free interest rate:

     Low                                                                  5.040%           4.050%            5.787%
     High                                                                 6.420%           5.665%            6.421%


Had the Company used the fair value methodology for determining compensation expense, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below (in thousands, except per share data):

                                                                            1999             1998              1997
                                                                ----------------------------------------------------
Net income (loss) - as reported                                       $   (4,821)        $  5,101        $      431
Net income (loss)- pro forma                                          $  (10,639)        $  1,802        $   (1,496)
Diluted net income (loss) per common share - as reported              $    (0.31)        $   0.32        $     0.03
Diluted net income (loss) per common share - pro forma                $    (0.68)        $   0.11        $    (0.10)



The effect of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

13.  INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                                           YEARS ENDED DECEMBER 31,
                                                                       1999              1998              1997
                                                             ------------------------------------------------------
Current:
     Federal.................................................             $  3           $ 1,811              $765
     State...................................................                0               457               426
     Foreign.................................................              258             1,110               468
                                                             ------------------------------------------------------
                                                                           261             3,378             1,659
                                                             ------------------------------------------------------
Deferred:
     Federal.................................................             (307)              693              (486)
     State...................................................              (40)               93                14
     Foreign.................................................               86              (127)             (247)
                                                             ------------------------------------------------------
                                                                          (261)              659              (719)
                                                             ------------------------------------------------------
                                                                          $  0           $ 4,037            $ (940)
                                                             ======================================================

The difference between the effective income tax rate and the statutory U.S. federal income tax rate is as follows (in thousands):

                                                                           Years Ended December 31,
                                                                 ---------------------------------------------
                                                                               1999         1998         1997
                                                                 ---------------------------------------------
Tax provision (benefit) at statutory rate.......................           $ (1,661)      $1,554      $ (452)
In-process technology...........................................                  -            -        3,974
Foreign taxes...................................................               (135)         983          221
State...........................................................                (40)         342         416
Amortization of goodwill........................................                255          255          101
Compensation expense for contingent stock.......................                  -        1,246          282
Deferred taxes:
   Utilization of net operating losses..........................                  -            -       (3,392)
Other...........................................................                 24         (343)        (210)
Valuation allowance.............................................              1,557            -            -
                                                                 ---------------------------------------------
                                                                              $   -       $4,037        $ 940
                                                                 =============================================

The tax provision (benefit) at statutory rate is calculated based on U.S. income and does not include tax on earnings from foreign operations. Tax on earnings from foreign operations is included in foreign income and withholding taxes.

At December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes which can be used to offset future income subject to taxes. Such loss carryforwards and tax credits are summarized below (in thousands):

                                                                                            Expiration
                                                                               Amount          Dates
Loss carryforwards:
     Federal...................................................                   $729            2009-- 2010
     State.....................................................                    729            2009-- 2010

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

The approximate effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                                            December 31,
                                                                                --------------------------------
                                                                                        1999              1998
                                                                                --------------    --------------
Deferred tax assets:
     Federal and state net operating loss carryforwards............                      $248              $398
     Foreign operating loss carryforwards..........................                       229               336
     Foreign tax credit carryforwards..............................                         -               625
     Accrued expenses..............................................                       421                 -
     Accrued reserves..............................................                     1,692                 -
     Other deferred tax items......................................                       106               271
                                                                                --------------    --------------
          Total deferred tax assets................................                     2,696             1,630
     Less valuation allowances.....................................                    (1,893)             (336)
                                                                                --------------    --------------
          Net deferred tax assets..................................                       803             1,294
                                                                                --------------    --------------
Deferred tax liabilities:
     Other deferred tax items......................................                     (239)             (991)
                                                                                --------------    --------------

          Total deferred tax liabilities...........................                     (239)             (991)
                                                                                --------------    --------------
          Net deferred taxes.......................................                      $564              $303
                                                                                ==============    ==============

Net deferred income taxes:
      Current......................................................                     $ 564             $ 792
      Deferred.....................................................                         -             (489)
                                                                                --------------    --------------

                                                                                        $ 564             $ 303
                                                                                ==============    ==============

The Company has established a valuation allowance against a portion of deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 1999 and 1998 was an increase of approximately $1,557,000 and a decrease of approximately $227,000, respectively. The increase in the valuation allowance for the year ended December 31, 1999 resulted from management's re-evaluation of the future recoverability of net deferred tax assets due to the uncertainty of future taxable income. The decrease in the valuation allowance for the year ended December 31, 1998 resulted from a decrease in the effective tax rate in Israel.

14.  RECONCILIATION OF EARNINGS PER SHARE:

The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                                            December 31,
                                                          -------------------------------------------------
                                                                  1999             1998               1997
                                                          -------------------------------------------------
Numerator:
   Net income (loss).........................                  $(4,821)          $5,101              $ 431
                                                          =============     ============       ============

Denominator:
   Denominator for basic earnings (loss) per share:
   Weighted average shares                                      15,678           15,155             14,403
   Effect of dilutive securities:
     Employee stock options                                          -              960                999
                                                          -------------     ------------       ------------
   Denominator for diluted earnings per share                   15,678           16,115             15,402
                                                          =============     ============       ============

Net income (loss) per share - basic                             $(0.31)          $ 0.34             $ 0.03
                                                          =============     ============       ============
Net income (loss) per share - diluted                           $(0.31)          $ 0.32             $ 0.03
                                                          =============     ============       ============


Diluted loss per common share for the year ended December 31, 1999 is based only on the weighted average number of common shares outstanding during the year, as the inclusion of approximately 172,000 common share equivalents would have been antidilutive.

401(K) PLAN:

The Company maintains a tax qualified defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the Plan) and covers substantially all U.S. employees meeting minimum service requirements. The Plan was amended in 1997 to include a mandatory Company matching contribution up to a maximum of 1.5% of employee compensation. At its discretion, the Company may make additional contributions to the Plan. In connection with the required match, the Company's contributions to the Plan were approximately $71,000, $98,000 and $50,000 in 1999, 1998, and 1997,
respectively.


16.  SUPPLEMENTAL CASH FLOW INFORMATION IS AS FOLLOWS:

                                                                     Year ended December 31
                                                                1999            1998            1997
                                                             ----------------------------------------
Cash paid for interest ..............................        $      4        $      3        $     11
Cash paid for income taxes ..........................        $  1,441        $  2,108        $    175

Noncash investing and financing activities:
     Retirement of treasury stock ...................               -        $ 11,555               -
Acquisition of Simulation Technologies:
     In-process technology ..........................               -               -        $ 11,689
     Purchased technologies, intangibles and goodwill               -               -        $ 10,225
     Property and other assets acquired .............               -               -        $    941
     Deferred revenue assumed .......................               -               -        $ (1,460)
     Other liabilities assumed ......................               -               -        $   (707)
     Common stock issued ............................               -               -        $(15,550)
Sale of TDS product line
     Property and other assets sold .................               -               -        $   (369)
     Deferred revenue sold ..........................               -               -        $  1,213
     Other liabilities sold .........................               -               -        $     64


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

During 1999, Summit recorded $1.3 million in non-recurring charges relating to severance obligations for certain management personnel. A significant amount of the liability relates to the retirement of Summit's Chairman of the Board and Chief Executive Officer in June 1999. Payments to four individuals will be made over a period of nine to twenty four months. At December 31, 1999, the balance of the severance benefits payable was approximately $973,000.

18.      BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS:

The Company operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region outside the United States is as follows:

                                                                            Years Ended December 31,
                                                                     1999               1998              1997
                                                         ------------------------------------------------------
     Europe...........................................               $5,825           $6,061            $3,582
     Japan............................................                6,513            7,373             6,311
     Other Asia Pacific...............................                1,102            2,191               709
As a Percentage of Total Revenue:
     Europe...........................................                19.3%            13.9%             11.4%
     Japan............................................                21.5%            16.9%             20.0%
     Other Asia Pacific...............................                 3.6%             5.0%              2.3%

During 1998 and 1997 Credence Systems Corporation ("CSC") accounted for 25.1% and 28.6% of total revenue, respectively. As of December 31, 1998, CSC had fully satisfied its obligation to purchase Visual Testbench Licenses pursuant to the OEM agreement. The Company did not receive any revenue from CSC during 1999 and does not expect to receive any additional revenue from sales of Visual Testbench licenses.

Revenue generated pursuant to another OEM agreement accounted for 11.0% of the Company's total revenue for the year ended December 31, 1999. Sales through a single distributor accounted for 21.5%, 14.0%, and 12.1% of the Company's total revenue in 1999, 1998 and 1997, respectively.

The Company entered into an agreement with Seiko Instruments, Inc. (Seiko) during the first quarter of 1996, which granted to Seiko an exclusive right to distribute and support certain Summit products in Japan. Under the terms of the agreement, Seiko will pay the Company a distribution rights fee of $1.1 million during the period of the agreement which is three years ending February 1999. The Company received payments from Seiko of $100,000, $200,000, and $800,000 in 1998, 1997 and 1996, respectively. In the years ended December 31, 1998, 1997 and 1996, the Company recognized revenue of $367,000 associated with this agreement.

Foreign operations of Summit Design (EDA) Ltd. accounted for less than 10% of total revenue of the Company in each of the three years in the period ended December 31, 1999. Identifiable assets of the Company's Israeli subsidiary were less than 10% of total assets at December 31, 1999.

19.  RELATED PARTIES

Summit Design (EDA) Ltd. leased its corporate offices from a stockholder under a four-year sublease agreement which expired in December 1998, on the same terms and conditions that the stockholder leases such space. Lease expense paid to the stockholder for the year ended December 31, 1998 and 1997 was $180,000 and $145,000, respectively.

Effective April 1, 1996, the Company invested $100,000 for a minority interest in a joint venture corporation, Asia Design Corporation ("ADC"), which acquired the exclusive rights to sell, distribute and support all of the Company's products in the Asia-Pacific region, excluding Japan. In May 1998, the Company exchanged a portion of its investment in the joint venture for a 50% non-controlling interest in Summit Design Asia, Ltd. ("SDA"). SDA also acquired an equity investment in ADC. In June 1998, Summit loaned SDA $750,000, which is guaranteed by ADC. SDA acquired from ADC the exclusive rights to sell, distribute and support Summit's products in Asia Pacific region, excluding Japan. SDA granted distribution rights to Summit's products to ADC for the Asia Pacific region, excluding Japan. In December 1998, SDA cancelled ADC's distribution rights in all areas except Korea. In April 1999, SDA granted non-exclusive distribution rights to Semiconductor Technologies Australia for the Asia Pacific region, excluding Japan and Korea. As of December 31, 1999 and 1998, the Company owned 50% of SDA and 30% of ADC through direct and indirect ownership. The Company has reflected in other income a loss in equity of and loans to the joint ventures of $230,000, $360,000, and $77,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Total product licenses and maintenance revenue for sales to the joint venture totaled approximately $293,000, $501,000, and $590,000 for the years ended December 31, 1999, 1998 and
1997, respectively. Total accounts receivable, with payment terms similar to other customers in the Asia-Pacific region, was $12,000 and $67,000 at December 31, 1999 and 1998, respectively.

QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth selected unaudited quarterly financial information for each of the eight quarters in the period ended December 31, 1999:

                                                            Three-Month Periods Ended
                      ---------------------------------------------------------------------------------------------------
                                            1999                                                 1998
                      -----------------------------------------------    ------------------------------------------------
                       MAR. 31    JUNE 30     SEPT. 30     DEC. 31        MAR. 31      JUNE 30     SEPT. 30    DEC. 31
                      ---------- ----------- ----------- ------------    ----------- ------------ ----------- -----------
(in thousands, except per share data)
Revenue                 $ 6,816      $7,182      $7,854       $8,382        $10,357     $ 11,012    $ 11,314    $ 10,915
Gross profit              6,262       6,541       7,227        7,834          9,774       10,449      10,701      10,314
Net income (loss)        (2,234)     (1,004)     (2,300)         717          1,402        1,455       1,761         483

Net income (loss)
  per share-basic       $ (0.14)     $(0.06)     $(0.15)      $ 0.05         $ 0.09       $ 0.10      $ 0.12      $ 0.03
Net income (loss)
  per share-diluted     $ (0.14)     $(0.06)     $(0.15)      $ 0.04         $ 0.09       $ 0.09      $ 0.11      $ 0.03

The sum of quarterly earnings (loss) per share does not equal annual earnings
(loss) per share as a result in the computation of quarterly versus annual average shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information set forth in the sections entitled "Election of Class II Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1999, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

The following financial statements and the Report of Independent Accountants therein are filed as part of this Form 10-K:

                                                                                        Page No.
------------------------------------------------------------------------------------------------------------
          Report of Independent Accountants                                                37
          Consolidated Balance Sheets as of December 31, 1999 and 1998                     38
          Consolidated Statements of Operations for the years ended
              December 31, 1999, 1998 and 1997                                             39
          Consolidated Statements of  Stockholders' Equity for the years
              ended December 31, 1999, 1998 and 1997                                       40
          Consolidated Statements of Cash Flows for the years ended
              December 31, 1999, 1998 and 1997                                             41
          Notes to Consolidated Financial Statements                                       42

(a)(2)  FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule for the years ended December 31, 1997, 1998 and 1999, filed as part of this Form 10-K should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent accountants filed herewith:

                                                                                          Page No.
                                                                                          --------
   Schedule II                       Valuation and Qualifying Accounts                       60

   Report of Independent Accountants on financial statement schedule                         61

Schedules not listed above have been omitted because the information required to be set forth therein is not required, not applicable or the information is otherwise included elsewhere in this Form 10-K.

(a)(3) EXHIBITS

  Exhibit No.
  ------------
     2.1      Agreement and Plan of Reorganization dated as of February 17,
              1997. (2)
     2.2      Assets Purchase Agreement between the Registrant, Credence Systems
              Corporation and Test Systems, Strategies, Inc., dated as of
              May 19, 1997. (3)
     2.3      Agreement and Plan of Reorganization between the Registrant, Star
              Acquisition, Inc. and Simulation Technologies Corp. date as of
              September 5, 1997. (6)
     3.1      Amended and Restated Certificate of Incorporation. (1)
     3.2      Amended and Restated Bylaws. (5)
     4.1      Specimen Common Stock Certificate of Company. (1)
     4.2      Investors' Rights Agreement between the Registrant and the parties named therein dated February 10, 1994, as amended. (1)
    10.1      Form of Indemnification Agreement between Registrant and its executive officers and directors  (1)
    10.2*     1994 Stock Plan, as amended. (1)
    10.3*     1996 Employee Stock Purchase Plan. (1)
    10.4*     1996 Director Option Plan. (1)
    10.5*     Employment Agreement between the Registrant and Larry J. Gerhard dated February 25, 1999. (14)
    10.6*     Employment Agreement between the Registrant and C. Albert Koob dated July 30, 1999. (16)
    10.7*     Employment agreement between the Registrant and Richard Davenport dated October 24, 1999. (17)
    10.8*     Employment agreement between the Registrant and Arthur Fletcher dated July 1, 1997. (10)
    10.9*     Employment Agreement between the Registrant and Eric Benhayoun
                dated February 25, 1999.   (16)
    10.10*    Employment Agreement between the Registrant and Moshe Guy dated
                February 25, 1999.  (16)
    10.11*    Employment Agreement between the Registrant and Joseph Masarich dated December 22, 1997. (10)
    10.12+    Software OEM License Agreement between the Registrant, Test System
                Strategies Inc. and Credence Systems Corporation dated May 19,
                1997. (5)
    10.13     Lease Agreement between the Registrant and Petula Associates Ltd.
                And Koll Creekside Associates II dated October 26, 1993, as amended. (1)
    10.14     Sublease Agreement, dated as of January 1993 between DCL
                Technologies, Ltd. and SEE Technologies, Ltd. (1)
    10.15     Bank Line of Credit Agreement between Registrant and U.S. National
                Bank of Oregon dated June 24, 1997. (7)
    10.16*    Employment Agreement between the Registrant and Sharon L. Beelart dated January 5, 1998. (14)
    10.17+    Distributor Agreement between the Registrant and Seiko
                Instruments, Inc., dated February 1, 1996.  (1)
    10.18     Option Exchange Agreement dated as of June 30, 1998 among the
                Registrant, ProSoft Oy, and Optionholders of ProSoft Oy.  (12)
    10.19*    First Amendment to Employment Agreement between the Registrant and
                Richard Davenport dated December 21, 1998. (14)
    10.20     Loan Agreement between the Registrant and Moshe Guy dated May 20,
                1997. (5)



    10.21     Loan Agreement between the Registrant and Dasys, Inc. dated
                July 26, 1997.(7)
    10.22*    TriQuest Design Automation, Inc. 1995 Stock Option Plan. (4)
    10.23*    Simulation Technologies 1994 Stock Option Plan and form of agreement thereto.(8)
    10.24*    1997 NonStatutory Stock Option Plan and for of agreement thereto.
              (9)
    10.25     Amendment to the Distributor Agreement between the Registrant and
                Seiko Instruments, Inc.  (10)
    10.26++   Amendment to Software OEM License Agreement between the Registrant and Credence Systems Corporation dated December 18, 1998. (14)
    10.27     Shareholders Agreement between the Registrant and Summit Design
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
    10.33     Security Agreement between the Registrant and Asia Design
                Corporation, Ltd. Dated May 12, 1998.  (13)
    10.34     Amendment to Employment Agreement between the Registrant and
                Larry J. Gerhard dated April 30, 1999. (15)
    21.1      List of Subsidiaries.
    23.1      Consent of PricewaterhouseCoopers LLP
    24.1      Power of attorney, see page 61.
    27.1      Financial Data Schedule.

  (1)     Incorporated by reference to the Registration Statement on Form S-1
          (File No. 333-06445) as declared effective by the Securities and Exchange Commission October 17, 1996.
  (2)     Incorporated by reference to the Registrant's Current Report on Form
          8-K dated February 28, 1997.
  (3)     Incorporated by reference to the Registrant's Current Report on Form
          8-K dated July 11, 1997.
  (4)     Incorporated by reference to the Registration Statement on Form S-8
          (File No. 333-32551) as filed on July 31, 1997.
  (5)     Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997.
  (6)     Incorporated by reference to the Registrant's Current Report on Form
          8-K dated September 9, 1997.
  (7)     Incorporated by reference to the Registrant's Quarterly Report on From
          10-Q for the quarter ended  September 30, 1997.
  (8)     Incorporated by reference to the Registration Statement on Form S-8
          (File No. 333-47481) as filed on March 6, 1998.
  (9)     Incorporated by reference to the Registration Statement on Form S-8
          (File No. 333-47545) as filed on March 9, 1998.
  (10)    Incorporated by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1997.
  (11)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended March  31, 1998.
  (12)    Incorporated by reference to the Registrant's Current Report on Form
          8-K dated June 30, 1998.
  (13)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1998.
  (14)    Incorporated by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1998.
  (15)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1999.
  (16)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1999.
  (17)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1999.

  +       Documents for which confidential treatment has been granted.
  ++      Document for which confidential treatment has been requested.
  *       Indicates management compensatory plan, contract or arrangement

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

(c) EXHIBITS

See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2000.

                                         SUMMIT DESIGN, INC.

                                         By: /s/ Sean Whiteley-Ross
                                         --------------------------
                                         Sean Whiteley-Ross
                                         Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William V. Botts, Richard Davenport and Sean Whiteley-Ross, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                    Title                              Date
----------------------------------------    ---------------------------------------     --------------------

/s/ WILLIAM V. BOTTS                        Chairman of the Board, Chief                March 1, 2000
---------------------------                 Executive Officer and Interim Chief
   William V. Botts                         Financial Officer

/s/ ART FLETCHER                            Vice President - Finance, Treasurer         March 1, 2000
---------------------------                 and Director of Investor Relations
   Art Fletcher

/s/ SEAN WHITELEY-ROSS                      Chief Accounting Officer and                March 1, 2000
----------------------------                Corporate Controller
   Sean Whiteley-Ross

/s/ AMIHAI BEN-DAVID                        Director                                    March 1, 2000
----------------------------
   Amihai Ben-David

/s/ STEVEN P. ERWIN                         Director                                    March 1, 2000
----------------------------
   Steven P. Erwin

/s/ BARBARA M. KARMEL                       Director                                    March 1, 2000
----------------------------
   Barbara M. Karmel

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                         Years ended December 31, 1997, 1998, 1999
                                                -------------------------------------------------------------
                                                                Additions/
                                                                (credits)
                                                 Balance at     charged to                     Balance at
                                                 Beginning      costs and                         end of
                                                 of period       expenses       Deductions        period
                                                -------------  -------------   -------------  ---------------
Year ended December 31, 1997:
   Allowance for doubtful accounts                  433               270             111          592

Year ended December 31, 1998:
   Allowance for doubtful accounts                  592               (63)             18          511

Year ended December 31, 1999:
   Allowance for doubtful accounts                  511               (84)              -          427

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors of Summit Design, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 28, 2000 appearing in the 1999 Annual Report to Shareholders of Summit Design, Inc. and subsidiaries (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 28, 2000

                                EXHIBIT INDEX

  Exhibit No.
  ------------
     2.1      Agreement and Plan of Reorganization dated as of February 17,
              1997. (2)
     2.2      Assets Purchase Agreement between the Registrant, Credence Systems
              Corporation and Test Systems, Strategies, Inc., dated as of
              May 19, 1997. (3)
     2.3      Agreement and Plan of Reorganization between the Registrant, Star
              Acquisition, Inc. and Simulation Technologies Corp. date as of
              September 5, 1997. (6)
     3.1      Amended and Restated Certificate of Incorporation. (1)
     3.2      Amended and Restated Bylaws. (5)
     4.1      Specimen Common Stock Certificate of Company. (1)
     4.2      Investors' Rights Agreement between the Registrant and the parties named therein dated February 10, 1994, as amended. (1)
    10.1      Form of Indemnification Agreement between Registrant and its executive officers and directors  (1)
    10.2*     1994 Stock Plan, as amended. (1)
    10.3*     1996 Employee Stock Purchase Plan. (1)
    10.4*     1996 Director Option Plan. (1)
    10.5*     Employment Agreement between the Registrant and Larry J. Gerhard dated February 25, 1999. (14)
    10.6*     Employment Agreement between the Registrant and C. Albert Koob dated July 30, 1999. (16)
    10.7*     Employment agreement between the Registrant and Richard Davenport dated October 24, 1999. (17)
    10.8*     Employment agreement between the Registrant and Arthur Fletcher dated July 1, 1997. (10)
    10.9*     Employment Agreement between the Registrant and Eric Benhayoun
                dated February 25, 1999.   (16)
    10.10*    Employment Agreement between the Registrant and Moshe Guy dated
                February 25, 1999.  (16)
    10.11*    Employment Agreement between the Registrant and Joseph Masarich dated December 22, 1997. (10)
    10.12+    Software OEM License Agreement between the Registrant, Test System
                Strategies Inc. and Credence Systems Corporation dated May 19,
                1997. (5)
    10.13     Lease Agreement between the Registrant and Petula Associates Ltd.
                And Koll Creekside Associates II dated October 26, 1993, as amended. (1)
    10.14     Sublease Agreement, dated as of January 1993 between DCL
                Technologies, Ltd. and SEE Technologies, Ltd. (1)
    10.15     Bank Line of Credit Agreement between Registrant and U.S. National
                Bank of Oregon dated June 24, 1997. (7)
    10.16*    Employment Agreement between the Registrant and Sharon L. Beelart dated January 5, 1998. (14)
    10.17+    Distributor Agreement between the Registrant and Seiko
                Instruments, Inc., dated February 1, 1996.  (1)
    10.18     Option Exchange Agreement dated as of June 30, 1998 among the
                Registrant, ProSoft Oy, and Optionholders of ProSoft Oy.  (12)
    10.19*    First Amendment to Employment Agreement between the Registrant and
                Richard Davenport dated December 21, 1998. (14)
    10.20     Loan Agreement between the Registrant and Moshe Guy dated May 20,
                1997. (5)
    10.21     Loan Agreement between the Registrant and Dasys, Inc. dated
                July 26, 1997.(7)
    10.22*    TriQuest Design Automation, Inc. 1995 Stock Option Plan. (4)
    10.23*    Simulation Technologies 1994 Stock Option Plan and form of agreement thereto.(8)
    10.24*    1997 NonStatutory Stock Option Plan and for of agreement thereto.
              (9)
    10.25     Amendment to the Distributor Agreement between the Registrant and
                Seiko Instruments, Inc.  (10)
    10.26++   Amendment to Software OEM License Agreement between the Registrant and Credence Systems Corporation dated December 18, 1998. (14)
    10.27     Shareholders Agreement between the Registrant and Summit Design
                Asia, Ltd. dated May 12, 1998.  (13)
    10.28     Shareholders Agreement between the Registrant and Asia Design
                Corporation, Ltd. Dated May 12, 1998.  (13)
    10.29+    Distributor Agreement between the Registrant and Summit Design
                Asia, Ltd. Dated May 12, 1998.  (13)
    10.30     Loan Agreement between the Registrant and Summit Design Asia, Ltd.
                dated June 2, 1998.  (13)
    10.31     Joint Escrow Agreement between the Registrant, Perkins Coie (Hong
                Kong) Limited, Summit Design Asia, Ltd. and Asia Design
                Corporation, Ltd.  (13)
    10.32     Guarantee Agreement between the Registrant and Asia Design
                Corporation, Ltd. Dated May 12, 1998.  (13)
    10.33     Security Agreement between the Registrant and Asia Design
                Corporation, Ltd. Dated May 12, 1998.  (13)
    10.34     Amendment to Employment Agreement between the Registrant and
                Larry J. Gerhard dated April 30, 1999. (15)
    21.1      List of Subsidiaries.
    23.1      Consent of PricewaterhouseCoopers LLP
    24.1      Power of attorney, see page 61.
    27.1      Financial Data Schedule.

  (1)     Incorporated by reference to the Registration Statement on Form S-1
          (File No. 333-06445) as declared effective by the Securities and Exchange Commission October 17, 1996.
  (2)     Incorporated by reference to the Registrant's Current Report on Form
          8-K dated February 28, 1997.
  (3)     Incorporated by reference to the Registrant's Current Report on Form
          8-K dated July 11, 1997.
  (4)     Incorporated by reference to the Registration Statement on Form S-8
          (File No. 333-32551) as filed on July 31, 1997.
  (5)     Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997.
  (6)     Incorporated by reference to the Registrant's Current Report on Form
          8-K dated September 9, 1997.
  (7)     Incorporated by reference to the Registrant's Quarterly Report on From
          10-Q for the quarter ended  September 30, 1997.
  (8)     Incorporated by reference to the Registration Statement on Form S-8
          (File No. 333-47481) as filed on March 6, 1998.
  (9)     Incorporated by reference to the Registration Statement on Form S-8
          (File No. 333-47545) as filed on March 9, 1998.
  (10)    Incorporated by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1997.
  (11)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended March  31, 1998.
  (12)    Incorporated by reference to the Registrant's Current Report on Form
          8-K dated June 30, 1998.
  (13)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1998.
  (14)    Incorporated by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1998.
  (15)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1999.
  (16)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1999.
  (17)    Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1999.

  +       Documents for which confidential treatment has been granted.
  ++      Document for which confidential treatment has been requested.
  *       Indicates management compensatory plan, contract or arrangement