Form 10-K/A
period 1999-12-31
INNOVEDA INC
filed 2000-05-01
CIK 925072

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                               ------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-20923

                                 INNOVEDA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
          Delaware                                           93-1137888
 (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

   293 Boston Post Road West                                    01752
   Marlboro, Massachusetts                                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (508) 408-0881
                               ------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No. | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 25, 2000 as reported on the Nasdaq National Market, was approximately $118,360,055. Shares of Common Stock held by each named executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 25, 2000, the Registrant had outstanding 15,913,957 shares of Common Stock.

                                 EXPLANATORY NOTE

         Part III of the Annual Report on Form 10-K of Summit Design, Inc. (now Innoveda, Inc., the "Company") for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "Commission") on March 2, 2000, is hereby amended and restated in its entirety as follows:

                                    PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         The information required by the Item with respect to executive officers of the Company as of February 25, 2000 is set forth under the heading "Executive Officers of the Company" in Part I of this Form 10-K and is incorporated herein by reference. Mr. Botts resigned as Chief Executive Officer of the Company effective March 2000. Mr. Davenport resigned as President and Chief Operating Officer effective February 2000. Mr. Fletcher resigned as Treasurer and Director of Investor Relations effective March 2000. Mr. Whiteley-Ross resigned as Chief Accounting Officer and Controller effective March 2000. The executive officers and directors of the Company as of April 30 2000 are as follows:

    NAME                         AGE                                    POSITION
    ----                         ---                                    --------
    William J. Herman.........    40    President, Chief Executive Officer and Chairman of the Board
    Paula J. Cassidy..........    31    Vice President, Human Resources
    Peter T. Johnson..........    52    Vice President, Business Development, Chief Legal Officer and Secretary
    Gary L. Kiaski............    45    Vice President, Worldwide Sales
    Richard G. Lucier.........    40    Executive Vice President and Chief Operating Officer
    Guy Moshe.................    42    Senior Vice President and General Manager of Innoveda Israel
    Kevin P. O'Brien..........    43    Vice President, Finance and Chief Financial Officer
    William V. Botts(1).......    64    Director
    Lorne J. Cooper...........    42    Director
    Keith B. Geeslin(2).......    47    Director
    Steven P. Erwin(1)(2).....    56    Director

-------------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee

         WILLIAM J. HERMAN has served as the Company's President and Chief Executive Officer and Director since March 2000. From October 1998 to March 2000, Mr. Herman served as Chairman of the Board, President and Chief Executive Officer of Viewlogic Systems, Inc., an electronic design automation company. From December 1997 to September 1998, Mr. Herman served as President of the Viewlogic Systems Group of Synopsys, Inc., an electronic design automation company. From March 1995 to November 1997, Mr. Herman served in various senior management capacities, most recently as President and Chief Executive Officer, at the former Viewlogic Systems, Inc., a larger electronic design automation company which Mr. Herman co-founded in 1984. From February 1994 to February 1995, Mr. Herman served as President of Silerity, Inc., a computer-aided engineering software company.

         PAULA J. CASSIDY has served as the Company's Vice President, Human Resources since March 2000. Ms. Cassidy served as the Vice President, Human Resources of Viewlogic from October 1998 to March 2000. From December 1997 to September 1998, Ms. Cassidy served as Vice President of Human Resources of the Viewlogic Systems Group of Synopsys. From 1989 to November 1997, Ms. Cassidy served in various capacities, most recently as Manager, Human Resources, at the former Viewlogic Systems, Inc.

         PETER T. JOHNSON has served as the Company's Vice President, Business Development, Chief Legal Officer and Secretary since March 2000. Mr. Johnson served as the Vice President, Business Development and Chief Legal Officer of Viewlogic from October 1998 to March 2000 and as Secretary from May 1999 to March 2000. From May 1998 to October 1998, Mr. Johnson served as Vice President, Chief Legal Officer and Secretary of Avid Technology, Inc., a digital media software developer. From December 1997 to April 1998, Mr. Johnson served as Vice President and General Counsel of the Viewlogic Systems Group of Synopsys. From June 1995 to November 1997, Mr. Johnson served as Vice President, General Counsel and Secretary of the former Viewlogic Systems, Inc. From 1993 to February 1995, Mr. Johnson served as General Counsel and Secretary of Phoenix Technologies Ltd., a software development firm.

         GARY L. KIASKI has served as the Company's Vice President, Worldwide Sales since March 2000. Mr. Kiaski served as the Vice President, Worldwide Sales of Viewlogic from October 1998 to March 2000. From December 1997 to September 1998, Mr. Kiaski served as Vice President of Worldwide Sales of the Viewlogic Systems Group of Synopsys. From 1988 to November 1997, Mr. Kiaski served in various capacities, most recently as Vice President, Western Region Sales, at the former Viewlogic Systems, Inc.

         RICHARD G. LUCIER has served as the Company's Executive Vice President and Chief Operating Officer since March 2000. Mr. Lucier served as the Executive Vice President and Chief Operating Officer of Viewlogic from October 1998 to March 2000 and served as a director of Viewlogic from October 1998 to December 1999. From December 1997 to September 1998, Mr. Lucier served as Senior Vice President of Engineering and Marketing of the Viewlogic Systems Group of Synopsys. From 1986 to November 1997, Mr. Lucier served in various capacities, most recently as Group Vice President of the Systems Group, at the former Viewlogic Systems, Inc.

         GUY MOSHE has served as the Company's Senior Vice President and General Manager of Innoveda Israel since March 2000. Mr. Moshe served as Chief Technology Officer and President of Summit Design (EDA), Ltd. from February 1999 to March 2000 and as Vice President, General Manager and Chief Operating Officer of the Design Solutions Division of the Company from September 1997 to March 2000. From May 1996 to September 1997 Mr. Moshe served as General Manager of Summit Design (EDA) Ltd. Mr. Moshe served as the Vice President of Product Marketing of the Company from 1994 to May 1996.

         KEVIN P. O'BRIEN has served as the Company's Vice President, Finance and Chief Financial Officer since March 2000. Mr. O'Brien served as the Vice President, Finance and Chief Financial Officer of Viewlogic from October 1998 to March 2000 and as Secretary from October 1998 to May 1999. From April 1998 to September 1998, Mr. O'Brien served as Vice President of Finance of the Viewlogic Systems Group of Synopsys. From September 1997 to March 1998, Mr. O'Brien served as an independent management consultant. From October 1995 to August 1997, Mr. O'Brien served as Chief Financial Officer at SmarTel Communications, Inc., a telecommunications company. From 1989 to June 1995 Mr. O'Brien served in various capacities, most recently as Vice President, Finance and Chief Financial Officer, at Easel Corporation, a client server software developer. Mr. O'Brien is a certified public accountant.

         WILLIAM V. BOTTS has served as a director of the Company since May 1997. Mr. Botts served as Interim Chief Executive Officer and Chairman of the Board from July 1999 to March 2000. From August 1997 to July 1999, Mr. Botts was the Interim Chief Executive Officer of California Lifestyles, Inc., a footwear company. From March 1996 to March 1997, Mr. Botts served as Chief Executive Officer of Hard Candy, Inc., a cosmetics company. From 1993 to March 1996, Mr. Botts was the owner and President of WV Associates, a consulting firm for business combinations, acquisitions, business turnarounds and strategic planning.

         LORNE J. COOPER has served as a director of the Company since March 2000. Mr. Cooper was a director of Viewlogic from December 1999 to March 2000. Since November 1994, Mr. Cooper has served as the President of Sente, Inc., a software company that develops and markets tools for electronic design automation.

         KEITH B. GEESLIN has served as a director of the Company since March 2000. Mr. Geeslin was a director of Viewlogic from October 1998 to March 2000. Since July 1984, Mr. Geeslin has served in various capacities, most recently as a general partner, of The Sprout Group, a venture capital firm. In addition, Mr. Geeslin is a general or limited partner in a series of investment funds associated with The Sprout Group, a division of DLJ Capital Corporation, which is a subsidiary of Donaldson, Lufkin & Jenrette. Mr. Geeslin is also a director of GlobeSpan, Inc., Paradyne Corp., Rhythms NetConnections Inc., SDL, Inc., and several privately held companies.

         STEVEN P. ERWIN has served as a director of the Company since May 1997. Mr. Erwin has served as Executive Vice President and Chief Financial Officer of Foundation Health Systems, Inc., a managed health care company, since March 1998. From 1994 to July 1997, Mr. Erwin was Executive Vice President and Chief Financial Officer of U.S. Bancorp, Portland, Oregon.

         Each officer serves at the discretion of the Board of Directors and holds office until his successor is elected and qualified or until his earlier termination or removal. The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. Mr. Herman serves in the class whose term expires in 2000. Messrs. Cooper and Erwin serve in the class whose term expires in 2001 and Messrs. Botts and Geeslin serve in the class whose term expires in 2002. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. There are no family relationships among any of our directors or executive officers.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during fiscal 1999 all of the Company's officers, directors and greater-than-ten-percent beneficial owners complied with
Section 16(a) filing requirements.

ITEM 11: EXECUTIVE COMPENSATION

         EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the annual compensation to (i) the Company's Chief Executive Officer as of December 31, 1999, (ii) the Company's former Chief Executive Officer who was not serving in such capacity as of December 31, 1999, and (iii) the Company's other four most highly compensated executive officers who were serving as executive officers of the Company as of December 31, 1999 (the "Named Executive Officers"):

                                              SUMMARY COMPENSATION TABLE
                                              --------------------------

                                                 ANNUAL COMPENSATION                        LONG TERM AWARDS
                                                 -------------------                        ----------------
                                                                    OTHER ANNUAL       SECURITIES         ALL OTHER
NAME AND PRINCIPAL POSITION(1)  YEAR   SALARY($)(2)    BONUS($)(3)  COMPENSATION($)  UNDERLYING OPTIONS COMPENSATION($)
------------------------------  ----   ------------    -----------  ---------------  ------------------ ---------------
William V. Botts (4)..........  1999        112,500      60,000          20,000(5)        30,000             -
  Chairman of the Board and     1998         -            -              25,000(5)        10,000             -
  Chief Executive Officer       1997         -            -              15,865(5)        10,000             -

Larry J. Gerhard(6)...........  1999        200,000       -              12,000(7)             -         200,000(8)
  Former President and Chief    1998        400,000       -              12,000(7)        75,000           4,333(9)
  Executive Officer             1997        341,667     160,000           5,000(7)        75,000           3,575(10)

Richard Davenport(11).........  1999        230,500       -               9,000(7)        -                  -
  President and                 1998        141,000       -               9,000(7)        -                  -
  Chief-Operating Officer       1997         37,510       -               2,250(7)        -                  -

C. Albert Koob(12)............  1999        160,000     144,500(13)       7,214(7)        -                  -
   Vice President, Finance,     1998        160,000      30,000           7,214(7)        10,000         2,425(14)
   Chief Financial Officer      1997        143,333       64,00           3,750(7)       248,000         2,350(14)
   and Secretary

Guy Moshe.....................  1999        180,000       -              12,804(7)       256,681             -
  Chief Technology Officer      1998        170,000      30,000          12,804(7)         1,755             -
  And President of Summit       1997        113,392      69,810(15)      10,515(7)        34,152             -
  Design (EDA), Ltd.

Eric Benhayoun................  1999        153,860      39,174(16)        -              75,000             -
  Vice President, General       1998        154,890      57,109(16)        -                   -             -
  Manager-European Operations   1997        120,252      26,945(16)        -              32,500             -

---------------------

(1) Unless otherwise noted, lists the principal position with the Company as of December 31, 1999.

(2) Amounts shown include cash and noncash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(3)      Consists of annual incentive bonuses.

(4) Mr. Botts served as an executive officer of the Company from July 1999 to March 2000.

(5)      Consists of director's fee.

(6) Mr. Gerhard served as an executive officer of the Company from January 1993 to June 1999.

(7)      Consists of car allowance.

(8)      Consists of severance payments.

(9) Consists of the Company's matching contribution to Mr. Gerhard's 401(k) plan in the amount of $2,500 and medical insurance premiums in the amount of $1,833.

(10) Consists of the Company's matching contribution to Mr. Gerhard's 401(k) plan in the amount of $2,375 and medical insurance premiums in the amount of $1,200.

(11) Mr. Davenport served as an executive officer of the Company from September 1997 to February 2000.

(12) Mr. Koob served as an executive officer of the Company from October 1995 to January 2000.

(13) Consists of a $100,000 retention bonus and a $44,500 annual incentive bonus.

(14) Consists of the Company's matching contribution to Mr. Koob's 401(k) plan.

(15) Consists of $64,000 of annual incentive bonus and $5,810 of commissions.

(16)     Consists of commissions.

         STOCK OPTION GRANTS

         The following table sets forth the stock option grants made by the Company to each of the Named Executive Officers during the year ended December 31, 1999:

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1999

                                  INDIVIDUAL GRANTS
                   -------------------------------------------------
                    NUMBER OF    % OF TOTAL
                    SECURITIES    OPTIONS                             POTENTIAL REALIZABLE VALUE AT
                    UNDERLYING   GRANTED TO   EXERCISE                   ASSUMED ANNUAL RATES OF
                     OPTIONS     EMPLOYEES     PRICE       EXPIRATION    STOCK PRICE APPRECIATION FOR
                    GRANTED(1)   IN 1999(2)  ($/SHARE)(3)     DATE             OPTION TERM(4)
                    ----------   ----------   -----------  ----------  ------------------------------
                                                                          5%($)            10%($)
                                                                          -----            ------

William V. Botts..      10,000        0.5        2.50     5/26/09        15,722           39,844
                        20,000        1.1        2.56     7/26/09        32,199           81,600
Larry J. Gerhard..      -             -          -           -                -                -
Richard Davenport.      -             -          -           -                -                -
C. Albert Koob....      -             -          -           -                -                -
Guy Moshe.........     100,000        5.3        3.44     2/25/09       216,340          548,247
                         2,892        0.2        3.00     4/16/09         5,456           13,827
                       150,000        8.0        3.00     9/16/09       283,003          717,184
                         3,789        0.2        2.38    10/15/99         5,671           14,371
Eric Benhayoun....      75,000        4.0        3.44    10/25/09       162,255          411,186

-----------

(1) Options granted in 1999 generally vest over four years, with 25% of the option shares becoming fully vested one year from the grant date and 1/48th vesting in each successive month, with full vesting occurring on the fourth anniversary date. Under the terms of the Company's 1994 Stock Plan, the administrator retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice outstanding options. The options have a term of 10 years, subject to earlier termination in certain situations related to termination of employment.

(2) Based on a total of 1,879,360 options granted to all employees and consultants during 1999.

(3) Equal to the per share market value of the underlying shares of Common Stock on the date of grant.

(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. No gain to the optionees is possible without an appreciation in stock price, which will benefit all stockholders commensurately.

         AGGREGATED OPTION EXERCISES AND VALUATION

         The following table sets forth, on an aggregated basis, the exercise of stock options during the year ended December 31, 1999 by each of the Named Executive Officers and the year-end value of unexercised options held by such officers:

           AGGREGATED OPTION EXERCISES AND OPTION VALUES IN YEAR ENDED
                                DECEMBER 31, 1999

                                                     NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISABLE     IN-THE-MONEY OPTIONS AT
                                                      OPTIONS AT YEAR END           YEAR END ($)(1)
                                                      -------------------           ---------------
                          SHARES
                         ACQUIRED      VALUE
NAME                   ON EXERCISE  REALIZED($)(2)  EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                   -----------  --------------  -----------  -------------   -----------  -------------

William V. Botts......            0            0       40,000       10,000        18,800         10,000
Larry J. Gerhard......            0            0            0            0             0              0
Richard Davenport.....            0            0            0            0             0              0
C. Albert Koob........       15,000       26,250       47,749       20,251        26,250              0
Guy Moshe.............            0            0       81,075      225,752         8,190         78,500
Eric Benhayoun........            0            0       38,436       80,564         1,125         23,500

-----------
(1) Represents the difference between the aggregate fair market value of the underlying shares of Common Stock on the date of exercise and the aggregate exercise price.

(2) Based on the aggregate fair market value of the underlying shares of Common Stock on December 31, 1999 ($3.50 per share), less the aggregate option exercise price.

         DIRECTOR COMPENSATION

         In 1999, all non-employee directors received $20,000 per year and $1,000 per meeting (excluding committee meetings) as compensation for their services as members of the Board of Directors. Members were also reimbursed for all travel and related expenses incurred in connection with attending Board and committee meetings. In addition, non-employee directors were eligible to receive option grants under the Company's 1996 Director Option Plan, under which 150,000 shares of Common Stock have been reserved for issuance. The Director Plan provides for an automatic grant of an option to purchase 10,000 shares of Common Stock on the date on which a person first becomes a non-employee director. Thereafter, he or she will automatically be granted an additional option to purchase 10,000 shares on the date of the annual meeting of each subsequent year, provided he or she is then a non-employee director and provided further, that on such date he or she has served on the Board for at least six months. The first option granted to a director pursuant to the Director Plan vests twelve months after the date of grant, except for Mr. Erwin's which vests one business day prior to the Company's first annual meeting after the grant date. All subsequent options vest and become exercisable on the earlier of (i) 12 months after the date of the grant or (ii) one business day prior to the date of the Company's first annual meeting after the grant date. Vesting of the options is subject to the optionee continuing to serve as a director on the vesting date. Amihai Ben-David, William V. Botts, Steven P. Erwin and Barbara M. Karmel were each granted 10,000 options in May 1999 at an exercise price of $2.50 per share. As of the date of such grants each such individual was a non-employee director of the Company who had served on the Board for at least six months.

         Beginning in March 2000, all non-employee directors will receive compensation for their services as directors of the Company as follows: (i) an annual cash retainer of $7,500; (ii) $1,000 for each day of each meeting of the Board or any committee thereof. In addition, and in lieu of further grants of stock options under the Company's 1996 Director Option Plan, Messrs. Botts, Cooper, Erwin and Geeslin were each granted a stock option in April 2000 to purchase 50,000 shares of Common Stock at an exercise price of $4.85 per share. Each new non-employee director will be granted a stock option to purchase 50,000 shares of Common Stock upon first being elected to the Board of Directors. All of these options vest in equal monthly installments over the 48 month period succeeding the date of grant. If a director is involuntarily removed from the Board following a change in control of the Company, the unvested portion of these options immediately becomes fully vested. Directors continue to be reimbursed for all reasonable travel expenses related to attending Board and committee meetings.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors has a Compensation Committee which is responsible for (i) recruiting and approving the compensation and benefits for the Company's officers and directors, (ii) administering the Company's stock option plans and (iii) making recommendations to the Board of Directors regarding such matters. Currently, the Compensation Committee consists of Messrs. Geeslin and Erwin. Amihai Ben-David served on the Compensation Committee throughout the year ended December 31, 1999. During that year, Mr. Botts also served on the Compensation Committee until he began serving as the Company's Interim Chief Executive Officer in July 1999.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the beneficial ownership of the Company's Common Stock by (i) each person or entity known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company, as a group.

NAME OF BENEFICIAL OWNER                                   NUMBER OF SHARES
------------------------                                 BENEFICIALLY OWNED(1)   PERCENT OF TOTAL(2)
                                                         ---------------------   -------------------
Keith B. Geeslin(3)...................................        9,509,920                  29.6%
  The Sprout Group
  300 Sand Hill Road
  Building 4, Suite 270
  Menlo Park, CA 94025

The Sprout Group(4)...................................        9,509,920                 29.6%
  300 Sand Hill Road
  Building 4, Suite 270
  Menlo Park, CA 94025
Synopsys, Inc(5)......................................        2,694,514                  8.4%
  700 East Middlefield Road
  Mountain View, CA 93404
William J. Herman.....................................          860,046                  2.7%
Richard G. Lucier.....................................          679,280                  2.1%
Richard Davenport.....................................          376,082                  1.2%
Gary L. Kiaski(6).....................................          180,839                    *
Kevin P. O'Brien......................................          180,839                    *
Peter T. Johnson......................................          142,648                    *
Guy Moshe(7)..........................................           81,075                    *
William Botts(8)......................................           62,500                    *
Eric Benhayoun(9).....................................           52,445                    *
C. Albert Koob(10)....................................           48,852                    *
Paula J. Cassidy......................................           45,210                    *
Steven P. Erwin(11)...................................           25,000                    *
Lorne J. Cooper.......................................                0                  0.0%
Larry J. Gerhard(12)..................................                0                  0.0%
All directors and executive officers as a group
  (11 persons)(13)....................................       11,767,357                 36.3%

---------------------
*        Less than 1%.

(1) Unless otherwise noted, reflects beneficial ownership as of December 31, 1999. Includes shares of the capital stock of Viewlogic Systems, Inc., beneficially owned as of December 31, 1999 based upon a conversion ratio of 0.67928 shares of the Company's Common Stock for each share of Viewlogic's capital stock. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed above has sole voting and investment power with respect to the shares listed. For purposes of this table, each person is deemed to beneficially own any shares subject to stock options, warrants or other securities convertible into Common Stock, held by such person which are currently exercisable (or convertible) or exercisable (or convertible) within 60 days after December 31, 1999.

(2) Number of shares deemed outstanding includes 32,095,470 shares issued and outstanding as of December 31, 1999 (including 16,280,983 shares representing the outstanding shares of capital stock of Viewlogic Systems, Inc. on an as converted basis, based upon a conversion ratio of 0.67928 shares of the Company's

         Common Stock for each share of Viewlogic's Capital Stock) plus any shares subject to stock options, warrants or other securities convertible into Common Stock, held by the referenced beneficial owner(s).

(3) Consists of 9,509,920 shares beneficially owned by The Sprout Group, as more fully described in note (4) below. Mr. Geeslin is a general partner of The Sprout Group. Mr. Geeslin disclaims beneficial ownership of all shares owned by The Sprout Group.

(4) Consists of 771,715 shares owned by DLJ ESC II, L.P., 6,440,804 shares owned by Sprout Capital VIII, L.P., 1,755,195 shares owned by Sprout Growth II, L.P., 29,273 shares owned by Sprout CEO Fund, L.P., 185,918 shares owned by DLJ Capital Corp., and 386,448 shares owned by Sprout Venture Capital, L.P.

(5) On March 31, 2000, Synopsys, Inc. filed a Schedule 13G with the Securities and Exchange Commission reporting beneficial ownership of 2,694,514 shares of the Company's Common Stock. Such information is reported herein in reliance upon such filing.

(6) Consists of 180,839 shares issuable upon the exercise of stock options held by Mr. Kiaski which are exercisable within the 60 day period following December 31, 1999.

(7) Includes 81,075 shares issuable upon the exercise of stock options held by Mr. Moshe which are exercisable within the 60 day period following December 31, 1999.

(8) Includes 40,000 shares issuable upon the exercise of stock options held by Mr. Botts which are exercisable within the 60 day period following December 31, 1999.

(9) Includes 49,936 shares issuable upon the exercise of stock options held by Mr. Benhayoun which are exercisable within the 60 day period following December 31, 1999.

(10) Consists of 48,852 shares issuable upon the exercise of stock options held by Mr. Koob which are exercisable within the 60 day period following December 31, 1999.

(11) Includes 20,000 shares issuable upon the exercise of stock options held by Mr. Erwin which are exercisable within the 60 day period following December 31, 1999.

(12)     As of November 1999.

(13) Includes 321,914 shares issuable upon the exercise held by such officers and directors which are exercisable within the 60 day period following December 31, 1999.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective January 22, 1999, the Company entered into a severance agreement with Joseph A, Masarich, former Senior Vice President-Worldwide Marketing and Sales of the Company, in connection with the termination of his employment. Pursuant to the agreement, in February 1999 Mr. Masarich began to receive payments of $13,333.33 per month. The payments continued until January 2000.

         The Company entered into a four-year employment agreement with Mr. Moshe on February 25, 1999, pursuant to which he receives an annual base salary of 721,800 New Israeli Schekels or approximately $178,222 U.S. Dollars, based on the exchange rate on February 25, 1999, an annual bonus of up to 25% of his base salary, and all standard benefits accorded other executives of the Company. In the event Mr. Moshe is terminated other than for cause, he is entitled to severance equal to his then monthly base salary plus benefits for a period of fifteen months. In addition, the unvested portion of the stock option covering 100,000 shares of common stock granted to Mr. Moshe on February 25, 1999 would then become fully exercisable.

         The Company entered into an employment agreement with Mr. Davenport on February 25, 1999 and amended on October 24, 1999, pursuant to which he received an annual base salary of $225,000, an annual bonus of up to 25% of his base salary, and all standard benefits accorded other executives of the Company. In addition, Mr. Davenport was entitled to an allowance for car expenses of $750 per month. Mr. Davenport also received a retention bonus in the amount of $150,000 on January 1, 2000. Mr. Davenport resigned from his position as President and Chief Operating Officer effective as of February 29, 2000. Upon his resignation from the Company, Mr. Davenport became entitled to payments of $18,750 per month plus benefits for twelve months.

         The Company entered into a four-year employment agreement with Mr. Benhayoun on February 25, 1999 pursuant to which he receives an annual base salary of 935,000 French Francs or approximately $157,407 U.S. Dollars, based on the exchange rate on February 25, 1999, commissions based on sales revenue generated, and all standard benefits accorded other executives of the Company. In the event Mr. Benhayoun is terminated other than for cause, he is entitled to severance equal to his then monthly base salary plus benefits for a period of twelve months. In addition, the unvested portion of the stock option covering 75,000 shares of common stock granted to Mr. Benhayoun on February 25, 1999 shall become fully exercisable upon termination of Mr. Benhayoun without cause or upon a sale of more than 75% of the assets of the Company or if more than 50% of the outstanding shares of the Company have been acquired by another company.

         The Company entered into an employment agreement with Mr. Gerhard on February 29, 1999 and amended April 30, 1999, pursuant to which he received an annual base salary of $400,000 and all standard benefits accorded other executives of the Company as well as certain additional medical benefits. In addition, Mr. Gerhard was entitled to an allowance for car expenses of $1,000 per month. Mr. Gerhard resigned from his position as Chief Executive Officer effective June 30, 1999. Upon termination of his employment, Mr. Gerhard became entitled to payments of $33,333.33 per month plus benefits for twenty-four months.

         The Company entered into an employment agreement with Mr. Koob on July 30, 1999, pursuant to which he received an annual base salary of $160,000 and all standard benefits accorded other executives of the Company. In addition, Mr. Koob was entitled to an allowance for car expenses of $750 per month. Mr. Koob also received a retention bonus in the amount of $100,000 on January 2, 2000. Mr. Koob resigned from his position as Vice President, Finance, Chief Financial officer and Secretary of the Company effective January 31, 2000. Upon termination of his employment, Mr. Koob became entitled to payments of $13,333.33 per month plus benefits for twelve months.

         On March 23, 2000, pursuant to that certain Agreement and Plan of Reorganization dated as of September 16, 2000 (the "Reorganization Agreement") by and among the Company, Hood Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and Viewlogic Systems, Inc., a Delaware corporation ("Viewlogic"), Merger Sub merged with and into Viewlogic with Viewlogic surviving as a wholly owned subsidiary of the Company (the "Merger"). In connection with the Merger, the shares of capital stock of Viewlogic issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") were automatically converted into the right to receive (i) shares of the Company's Common Stock based upon an exchange ratio of
0.67928 of a share of Common Stock for each share of Viewlogic's capital stock (the "Exchange Ratio"), plus (ii) cash in lieu of any fractional shares of Common Stock, based on the then-fair market value of the Common Stock. Pursuant to the Reorganization Agreement, at the Effective Time the outstanding shares of Viewlogic's capital stock held by the following executive officers of the Company were automatically converted into shares of the Company's Common Stock as set forth in the table below:

---------------------------------------- -------------------------------------- --------------------------------------
                                                                                  Number of Shares of the Company's
                                          Number of Shares of Viewlogic's         Common Stock into which Such Shares
                                       Capital Stock Held Immediately Prior        of Viewlogic's Capital Stock were
          Executive Officer                   to the Effective Time                Converted at the Effective Time
---------------------------------------- -------------------------------------- --------------------------------------
William J. Herman                                      1,266,115                               860,046
---------------------------------------- -------------------------------------- --------------------------------------
Paula J. Cassidy                                          66,556                                  45,210
---------------------------------------- -------------------------------------- --------------------------------------
Peter T. Johnson                                         210,000                                142,648
---------------------------------------- -------------------------------------- --------------------------------------
Richard G. Lucier                                      1,000,000                               679,280
---------------------------------------- -------------------------------------- --------------------------------------
Kevin P. O'Brien                                         266,223                                180,839
---------------------------------------- -------------------------------------- --------------------------------------

All of these shares are restricted stock, subject to a repurchase right of the Company if the executive officer ceases to be an employee, officer or director of, or a consultant to, the Company. This repurchase right vests over time. Twenty-five percent of all of these shares vested from the repurchase right in October 1999. The remaining 75% vest in equal monthly increments over the succeeding 36 months. If the executive officer ceases to be an employee, officer or director of, or a consultant to, the Company as a result of the Company's actions without cause, 50% of the shares become vested shares. If, within, 24 months after a change of control of the Company, the executive officer ceases to be an employee, officer or director of, or a consultant to, the Company as a result of termination without cause by the Company or for good reason by the executive, 100% of the shares vest The Merger did not constitute a change of control for purposes of the vesting of the restricted stock.

         In addition, at the Effective Time all options to purchase Viewlogic's capital stock then outstanding under Viewlogic's stock plans were assumed by the Company with appropriate adjustments, based upon the Exchange Ratio, to both the exercise price thereof and the number of shares for which such options are exercisable. Consequently, at the Effective Time, the outstanding option held by Gary L. Kiaski to purchase up to 266,223 shares of Viewlogic's capital stock at a per share purchase price of $0.33 was converted into an option to purchase up to 180,839 shares of the Company's Common Stock at a per share purchase price of $0.49 on the same terms and conditions set forth in Mr. Kiaski's stock option agreement with Viewlogic. Twenty-five percent of the shares subject to this stock option vested in October 1999. The remaining 75% vest in equal monthly increments over the succeeding 36 months. In the event Mr. Kiaski's employment is terminated prior to October 2, 2002, the vesting of this stock option will accelerate (i) as to the first 133,112 shares, if he is terminated without cause, and (ii) in full, if he is terminated without cause or resigns his employment for good reason in connection with, or within 24 months subsequent to, a change of control. The Merger did not constitute a change of control for purposes of this stock option.

         In connection with the Merger, the Company also assumed the employment agreements of Mr. Herman and Mr. Lucier. Under the terms of Mr. Herman's employment agreement, Mr. Herman's employment will continue until October 2, 2001 unless Mr. Herman resigns or the Company terminates his employment. Mr. Herman receives a base salary of $255,000 annually and standard benefits afforded other employees of the Company. If the Company terminates Mr. Herman's employment without cause, he will continue to receive his benefits and base salary for a period of nine months. This agreement includes post-termination restrictions for a period of one year which restrict Mr. Herman from competing with the Company and which prohibit him from soliciting the Company's employees and customers during that period. Mr Herman's compensation is subject to adjustment after the first year of employment but his base salary may not be decreased.

         Mr. Lucier's employment agreement provides that Mr. Lucier's employment will continue until October 2, 2001 unless Mr. Lucier resigns or the Company terminates his employment. Mr. Lucier receives a base salary of $235,000 annually and standard benefits afforded other employees of the Company. If the Company terminates Mr. Lucier's employment without cause, he will continue to receive his benefits and base salary for a period of nine months. This agreement includes post-termination restrictions for a period of one year which restrict Mr. Lucier from competing with Viewlogic and which prohibit him from soliciting the Company's employees and customers during that period. Mr Lucier's compensation is subject to adjustment after the first year of employment but his base salary may not be decreased.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INNOVEDA, INC.

                                             /s/ William J. Herman

                                             William J. Herman
                                             President, Chief Executive Officer
                                             and Chairman of the Board


         Dated:  May 1, 2000