Form 10-Q
period 2000-04-01
INNOVEDA INC
filed 2000-05-16
CIK 925072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000 OR

                                                     OR

                       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO________

                        COMMISSION FILE NUMBER: 000-20923

                                 INNOVEDA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    93-1137888
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                            293 BOSTON POST ROAD WEST
                       MARLBORO, MASSACHUSETTS 01752-4615
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 480-0881

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

As of May 8, 2000, the Registrant had outstanding 32,446,270 shares of Common Stock.

                                 INNOVEDA, INC.

                                      INDEX

PART I  FINANCIAL INFORMATION
Item 1  Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of April 1, 2000
             and January 1, 2000  ..............................................    3

             Condensed Consolidated Statements of Operations for the
             First Quarter Ended April 1, 2000 and April 3, 1999  ..............    4

             Condensed Consolidated Statements of Cash Flows for
             the First Quarter Ended April 1, 2000 and April 3, 1999  ..........    5

             Notes to Condensed Consolidated Financial Statements ..............    6

Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...............................   10

Item 3  Quantitative and Qualitative Disclosures about Market Risk .............   23

PART II  OTHER INFORMATION

Item 2.  Changes in Securities .................................................   25

Item 4   Submission of Matters to a vote of Security Holders ...................   25

Item 6   Exhibits and Reports on Form 8-K ......................................   26

Signature ......................................................................   27

                                 INNOVEDA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                  April 1, 2000      January 1, 2000
                                                                                  -------------      ---------------
                                ASSETS
Current assets:
   Cash and cash equivalents ..................................................      $ 27,632               $ 531
   Accounts receivable, net ...................................................        13,768              14,290
   Prepaid expenses and other .................................................         3,354               2,722
   Prepaid income taxes .......................................................         1,228               1,228
   Deferred income taxes ......................................................         6,406               1,342
                                                                                       ------              ------
      Total current assets ....................................................        52,388              20,113

Equipment and furniture, net ..................................................         7,052               4,477
Capitalized software costs, net ...............................................         2,341               2,427
Purchased technology and other intangibles, net ...............................        26,302               3,508
Goodwill, net .................................................................        14,482                   -
Deposits and other assets .....................................................         1,065                 920
                                                                                     --------            --------
         Total assets .........................................................      $103,630            $ 31,445
                                                                                     ========            ========

                             LIABILITIES
Current liabilities:
   Notes payable, current portion .............................................       $ 3,306             $ 3,125
   Capital lease obligations, current portion .................................           391                 372
   Accounts payable ...........................................................         3,633               2,840
   Accrued liabilities ........................................................        14,450               7,140
   Deferred revenue ...........................................................        19,156              14,595
                                                                                       ------              ------
      Total current liabilities ...............................................        40,936              28,072
                                                                                       ------              ------

Notes payable, less current portion ...........................................        11,750              13,825
Capital lease obligation, less current portion ................................           495                 554
Deferred revenue, less current portion ........................................            69                   -
Other long-term liabilities ...................................................           135                   -
Deferred income taxes .........................................................        14,010               2,393
                                                                                       ------               -----
         Total liabilities ....................................................        67,395              44,844
                                                                                       ------              ------
Redeemable, convertible preferred stock .......................................            --              32,000
                                                                                       ------              ------

                         STOCKHOLDERS' EQUITY

Common stock, $.01 par value, 50,000 authorized, 32,312 outstanding at April 1,
 2000, $.001 par value, 35,000 authorized, 7,969 outstanding at
 January 1, 2000 ..............................................................           323                   8
Additional paid-in capital ....................................................        90,417               4,777
Notes due from stockholders ...................................................          (927)               (927)
Deferred compensation .........................................................        (1,554)             (1,701)
Accumulated deficit ...........................................................       (52,287)            (47,845)
Accumulated other comprehensive income ........................................           263                 289
                                                                                          ---                 ---
   Total stockholders' equity .................................................        36,235             (45,399)
                                                                                       ------            --------
         Total liabilities and stockholders' equity ...........................     $ 103,630            $ 31,445
                                                                                    =========            ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                      For the First Quarter Ended
                                                                     April 1, 2000   April 3, 1999
                                                                     -------------   -------------
Revenue:
   Software ....................................................        $  7,628         $  6,534
   Services and other ..........................................           6,757            7,450
                                                                        --------         --------
      Total revenue ............................................          14,385           13,984
                                                                        --------         --------
Costs and expenses:
   Cost of software ............................................           1,516            1,366
   Cost of services and other ..................................           1,562            1,549
   Sales and marketing .........................................           6,451            5,578
   Research and development ....................................           3,528            2,690
   General and administrative ..................................           1,260              994
   Amortization of intangibles and stock compensation ..........             624              152
   In process research and development .........................           2,400               --
   Non-recurring restructuring costs ...........................           2,243               --
                                                                        --------         --------
      Total operating expenses .................................          19,584           12,329

         Operating income (loss) ...............................          (5,199)           1,655

Other income (expense) .........................................            (403)            (340)
                                                                        --------         --------
Income (loss) before provision for income taxes ................          (5,602)           1,315

Provision (benefit) for income taxes ...........................          (1,160)             575
                                                                        --------         --------
Net income (loss) ..............................................        ($ 4,442)        $    740
                                                                        ========         ========
Earnings (loss) per share:
   Basic .......................................................        ($  0.57)        $   0.27
                                                                        ========         ========
   Diluted .....................................................        ($  0.57)        $   0.05
                                                                        ========         ========
Weighted average shares outstanding:
   Basic .......................................................           7,837            2,742
                                                                        ========         ========
   Diluted .....................................................           7,837           13,889
                                                                        ========         ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          For the First Quarter Ended
                                                                                        April 1, 2000     April 3, 1999
                                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................         ($ 4,442)         $    740

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ..................................................            1,480               857
   Compensation under stock option agreements .....................................              147               123
   Write-off of in process research and development ...............................            2,400                --
Change in assets and liabilities:
   Accounts receivable ............................................................            4,813              (354)
   Prepaid and other current assets ...............................................              192              (595)
   Deferred income taxes ..........................................................           (1,198)              252
   Accounts payable ...............................................................             (205)             (265)
   Accrued liabilities ............................................................              925            (1,130)
   Deferred revenue ...............................................................           (1,130)              835
                                                                                            --------          --------
      Net cash provided by operating activities ...................................            2,982               463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ................................................             (575)             (175)
Capitalized software costs ........................................................             (321)             (275)
(Increase) decrease in other assets ...............................................             --                 (37)
Cash acquired in acquisition of Summit Design, Inc.,
       net of transaction costs ...................................................           27,036                --
Purchase of OmniView ..............................................................             --              (1,100)
                                                                                            --------          --------
      Net cash provided by (used in) investing activities .........................           26,140            (1,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on debt .....................................................           (1,950)             (500)
Proceeds from exercise of stock options ...........................................               28                --
Repayments of capital lease obligations ...........................................              (94)              (10)
                                                                                            --------          --------
      Net cash used in financing activities .......................................           (2,016)             (510)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH .......................................               (5)             (123)
                                                                                            --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................           27,101            (1,757)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................              531             4,487
                                                                                            --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................         $ 27,632          $  2,730
                                                                                            ========          ========
Supplemental disclosure of cash flow information: Cash paid during the period for:
      Interest ....................................................................              378               351
                                                                                            ========          ========
      Income taxes ................................................................                2               882
                                                                                            ========          ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                                 INNOVEDA, INC.
              Notes to Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

Innoveda, Inc. ("Innoveda" or the "Company"), a publicly traded Delaware Corporation, was created by the Merger of Summit Design, Inc. ("Summit") and Viewlogic Systems, Inc. ("Viewlogic") which was consummated on March 23, 2000 (the "Effective Date"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The Merger of Summit with Viewlogic on March 23, 2000 (see Note 2, the "Merger") was accounted for as a reverse acquisition as former shareholders of Viewlogic owned a majority of the outstanding stock of Summit subsequent to the Merger.
For accounting purposes, Viewlogic is deemed to have acquired Summit.

All fiscal 1999 financial information presented herein represents only the financial results for Viewlogic. The fiscal 2000 financial information presented in the Condensed Consolidated Statements of Operations, and the Condensed Consolidated Statements of Cash Flows represents the results for Viewlogic for the periods stated and includes the financial results for Summit for the post-merger period extending from March 24, 2000 to April 1, 2000. The operating results for the quarter ended April 1, 2000 are not necessarily indicative of the results that may be expected for any future period.

The accompanying financial statements should be read in conjunction with the fiscal 1999 consolidated financial statements of Viewlogic and Summit, and the Innoveda form 8-K/A and 8K filings on May 15, 2000 and April 7, 2000, respectively.

2.       MERGER OF VIEWLOGIC AND SUMMIT

On March 23, 2000 a change in control of the Registrant occurred at the Effective Date of the Merger contemplated by that certain Agreement and Plan of Reorganization dated as of September 16, 1999 (the "Reorganization Agreement") by and among Summit, Hood Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Summit ("Merger Sub"), and Viewlogic. At the Effective Time, Merger Sub merged with and into Viewlogic with Viewlogic surviving as a wholly owned subsidiary of Summit (the "Merger"). In connection with the Merger, Summit changed its name to Innoveda, Inc. Pursuant to the Reorganization Agreement, Summit issued 16,337,979 shares of its common stock to Viewlogic shareholders in exchange for all the outstanding common stock of Viewlogic (24,051,963 outstanding shares) at a .67928 to 1 exchange ratio. After the transaction, Viewlogic shareholders owned 50.6% of the outstanding common stock of Innoveda, Inc., and the former Summit shareholders owned the remaining 15,941,418 shares of Innoveda common stock.

The Merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition as the stockholders of Viewlogic received the larger portion of the voting interests in the combined company. Viewlogic was considered the acquirer for accounting purposes and recorded Summit's assets and liabilities based upon their estimated fair values. The operating results of Summit have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. On a preliminary basis, approximately $38.0 million have been allocated to goodwill and other intangibles. As a result of the Merger, $2,400,000 relating to in-process research and development has been expensed. The goodwill and other intangibles will be amortized over estimated useful lives of three to seven years.

Below is a table of the acquisition costs and the preliminary purchase price allocation (in thousands):

Preliminary purchase price:
  Common stock ..........................................................    $ 49,020
  Stock options .........................................................       4,882
  Acquisition costs .....................................................       1,136
                                                                             --------
Total preliminary purchase price ........................................    $ 55,038
                                                                             ========

Preliminary purchase price allocation:
  Tangible net assets acquired ..........................................    $ 28,489
  Assets impaired by Merger .............................................        (750)
  Deferred income taxes .................................................     (11,492)
  Intangible net assets acquired:
    Purchased technology, assembled workforce, and customer
      base ..............................................................      23,200
  Goodwill ..............................................................      14,537
  In-process research and development ...................................       2,400
  Estimated Merger related severance and shutdown costs, net
    of tax benefits .....................................................      (1,346)
                                                                             --------
  Total .................................................................    $ 55,038
                                                                             ========

The unaudited consolidated results of operations on a pro forma basis as if the Merger had occurred as of the beginning of the periods presented are as follows:

                                                         For the First Quarter Ended
                                                       April 1, 2000     April 3, 1999
                                                       --------------   --------------
Revenue ............................................      $ 17,846         $ 20,800
Net loss* ..........................................       (11,309)            (906)

Net income per share - basic .......................        ($0.35)          ($0.03)
Net income per share - diluted .....................        ($0.35)          ($0.03)


*Quarter ended April 1, 2000 includes $5,437 of non-recurring charges and write-off of $2,400 of in-process research and development.

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Merger been consummated as of the above dates, nor are they necessarily indicative of future operating results.

3.       RESTRUCTURING AND NON-RECURRING CHARGES

For the first quarter ended April 1, 2000, Innoveda recorded approximately $2.2 million in restructuring charges. This included primarily severance and other costs relating to the consolidation of duplicative facilities as a result of the Merger between Summit and Viewlogic. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni during the first quarter of fiscal 2000. Charges associated with the Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

The following table presents the components of the non-recurring restructuring charges accrued during the period ended April 1, 2000 and the charges against the reserves through April 1, 2000.

                                                                                      April 1, 2000
                                              Total      Non-cash         Amounts       Accrual
                                             Charge     Write-offs          Paid        Balance
                                             ------     ----------          ----        -------
Severance and related ...................    $  780        $   --          $  270        $  510
Non-cancelable commitments...............     1,389            --              --         1,389
Capitalized software.....................        74            74              --            --
                                             ------        ------          ------        ------
   Totals ...............................    $2,243        $   74          $  270        $1,899
                                             ======        ======          ======        ======

All significant amounts are expected to be paid within one year from the Merger date of March 23, 2000.

4.  EARNINGS PER SHARE

Although Summit is the surviving legal entity after the Merger and the legal acquirer for accounting purposes the Merger was treated as an acquisition of Summit by Viewlogic. The weighted average number of common shares outstanding has been adjusted for all periods reported to reflect the exchange ratio of
 .67928.


                                                                    For the First Quarter Ended
                                                                  April 1, 2000     April 3, 1999
                                                                  -------------     -------------
   Net income (loss) ...................................            ($   4,442)       $   740
                                                                    ==========        =======
 Weighted average number of common shares - Basic ......                 7,837          2,742

   Dilutive effect of employee stock options ...........                    --            279
                                                                    ----------        -------
   Assumed conversion of preferred stock ...............                    --         10,868
                                                                    ----------        -------
 Weighted average number of common shares - Diluted ....                 7,837         13,889
                                                                    ==========        =======
Net income (loss) per share - basic ....................            ($    0.57)       $  0.27
                                                                    ==========        =======
Net income (loss) per share - diluted ..................            ($    0.57)       $  0.05
                                                                    ==========        =======

5. BUSINESS SEGMENTS AND GEOGRAPHIC DATA

The Company operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region is as follows:

                                                    For the First Quarter Ended
                                                 April 1, 2000     April 3, 1999
                                                 -------------     -------------
Revenue
   North America ..........................         $ 9,699          $ 8,992
   Europe .................................           1,552            2,476
   Japan ..................................           2,672            1,695
   Other ..................................             462              821
                                                    -------          -------
      Total Revenue .......................         $14,385          $13,984
                                                    =======          =======
As a Percentage of Total Revenue
   North America ..........................              67%              64%
   Europe .................................              11%              18%
   Japan ..................................              19%              12%
   Other ..................................               3%               6%
                                                    -------          -------
      Total ...............................             100%             100%
                                                    =======          =======

6. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods indicated.

                                                     For the First Quarter Ended
                                                    April 1, 2000   April 3, 1999
                                                    -------------   -------------
Net income (loss) ..............................    ($4,442)          $   740

Foreign currency translation adjustments .......        (26)             (259)
                                                    -------           -------
Comprehensive income (loss) ....................    ($4,468)          $   481
                                                    =======           =======

7. DEBT

Viewlogic has an $18.0 million term loan with Fleet Bank, with approximately $14.5 million outstanding as of April 1, 2000. The term loan agreement currently applies to Viewlogic only. The Company and the lender are discussing an amendment to the loan agreement as a result of the Merger of Viewlogic and Summit. Based on these discussions, the lender has given Viewlogic a waiver on meeting the financial covenants of its credit facility for the quarter ending April 1, 2000. The Company expects to add Innoveda as a borrower to the credit facility and add a financial covenant which will require the Company to maintain minimum working capital and minimum quarterly earnings, in which event it would not be required to meet the existing covenant for debt service. In connection with this amendment the Company also expects to reduce its term loan to approximately $10 Million by June 30, 2000.

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

OVERVIEW
Innoveda operates in the United States and international markets developing, marketing and providing a comprehensive family of software tools used by engineers in the design of advanced electronic products and systems, and technical support and consulting services for those software tools. Innoveda currently markets and sells its products worldwide through multiple distribution channels, including independent distributors, value added resellers, a direct sales organization, telesales and strategic sales alliances with OEM partners.

As previously disclosed, for the year, the Company is planning for modest revenue growth as compared to the pro forma combined revenue of Viewlogic and Summit for the same period of the prior year. This is primarily due to uncertainties involved with the merging of the distribution channels of the two companies and the establishment of a market presence for the newly named company. However, by the fourth quarter of 2000, the Company expects to achieve a revenue growth rate that is higher than the overall industry growth rate.

RESULTS OF OPERATIONS
The following table sets forth certain financial data as a percentage of total revenue for the periods indicated:

                                                                   For the First Quarter Ended
                                                                 April 1, 2000      April 3, 1999
Revenue:
   Software ..............................................            53%                  47%
   Services and other ....................................            47%                  53%
                                                                     ---                  ---
      Total revenue ......................................           100%                 100%

Costs and expenses:
   Cost of software ......................................            10%                  10%
   Cost of services and other ............................            11%                  11%
   Sales and marketing ...................................            45%                  41%
   Research and development ..............................            24%                  19%
   General and administrative ............................             9%                   7%
   Amortization of intangibles and stock compensation ....             4%                   1%
   In process research and development ...................            17%                  --
   Non-recurring restructuring costs .....................            16%                  --
                                                                     ---                  ---
      Total operating expenses ...........................           136%                  89%

         Operating income (loss) .........................           -36%                  12%
Other income (expense) ...................................            -3%                  -2%

Income (loss) before provision for income taxes ..........           -39%                   9%
Provision (benefit) for income taxes .....................            -8%                   4%
                                                                     ---                  ---
Net income (loss) ........................................           -31%                   5%

SOFTWARE REVENUE
The Company's software revenue is derived from license fees from the Company's software products, licensed into the electronic design automation market. Software revenue increased by $1.1 million, or 16.7% from $6.5 million for the first quarter ended April 3, 1999 to $7.6 million for the first quarter ended April 1, 2000. This increase is primarily due to additional sales resulting from an exclusive distribution agreement signed with a Japanese distributor early in the first quarter of 2000.

SERVICES AND OTHER REVENUE
The Company's services revenue is derived from maintenance contracts related to the Company's software products. The Company's other revenue is derived from consulting services and training classes offered to purchasers of the Company's products. Services and other revenue decreased by $0.7 million, or 9.3% from $7.5 million for the first quarter ended April 3, 1999 to $6.8 million for the first quarter ended April 1, 2000. The decrease was primarily due to the fact that during 1999, several major customers did not renew their maintenance contracts due to the fact they were using Viewlogic's products in applications related to integrated circuit design, which is no longer fully supported by Viewlogic, and to a lesser extent a number of customers migrated their products from the version based on the Unix operating system to the version based on the Microsoft Windows NT operating system, which has lower maintenance prices. This was partially offset by a 52% increase in training and consulting revenue.

COSTS AND EXPENSES

COST OF SOFTWARE REVENUE
Cost of software revenue includes royalties, amortization of purchased technology, product packaging, labor and other costs associated with ordering, handling, packaging and shipping products and other production related costs. The cost of software revenue increased by $0.1 million, or 11.0% from $1.4 million for the first quarter ended April 3, 1999 to $1.5 million for the first quarter ended April 1, 2000. The increase in the cost of software revenue is consistent with the increase in software revenue for the period.

COST OF SERVICES AND OTHER REVENUE
Cost of services and other revenue consists primarily of personnel costs and facilities costs for customer support, consulting, and training classes offered to purchasers of the Company's products. The cost of service revenue increased by $0.1 million or 1.0% from $1.5 million for the first quarter ended April 3, 1999 to $1.6 million for the first quarter ended April 1, 2000. Although service revenue decreased for the first quarter ended April 1, 2000 from the first quarter ended April 3, 1999, the increase in the cost of service revenue is a result of a higher percentage of consulting and training revenue in the first quarter of 2000, compared to the same period in fiscal 1999, which yield lower margins than maintenance revenue.

SALES AND MARKETING
Sales and marketing expenses, consisting primarily of salaries, commissions, travel and advertising costs, increased by $0.9 million, or 15.7% from $5.6 million for the first quarter ended April 3, 1999 to $6.5 million for the first quarter ended April 1, 2000. This increase was primarily attributable to marketing costs relating to the corporate name change and expenses associated with the integration of the Summit and Viewlogic sales forces. The first quarter ended April 1, 2000 includes expenses of Summit for the period after the consummation of the Merger on March 23, 2000.

RESEARCH AND DEVELOPMENT
Research and development expenses consist of the engineering and related costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased by $0.8 million, or 31.2% from $2.7 million for the first quarter ended April 3, 1999 to $3.5 million for the first quarter ended April 1, 2000. This increase was primarily due to additional headcount resulting from the acquisition of Omniview Inc. and Transcendent Design Inc. during 1999, and to a lesser extent, research and development expenses of Summit for the period after the consummation of the Merger on March 23, 2000.

GENERAL AND ADMINISTRATIVE
General and administrative expenses consist primarily of the executive, finance, human resource, information services, administrative, legal and accounting expenses of the Company. General and administrative expenses increased by $0.3 million, or 26.8% from $1.0 million for the first quarter ended April 3, 1999, to $1.3 million for the first quarter ended April 1, 2000. This increase was primarily a result of the Company continuing the building of its management and employee infrastructure to support the Merger of Viewlogic and Summit.

AMORTIZATION OF INTANGIBLES AND GOODWILL
Amortization expense increased from $0.2 million in the first quarter ended April 3, 1999 to $0.6 million in the first quarter ended April 1, 2000. The Company held $1.1 million in intangibles at April 3, 1999, relating to purchased technology from the acquisition of OmniView, Inc. The Company expensed $0.2 million in intangibles and stock based compensation for the first quarter ended April 3, 1999. The Company holds goodwill and other intangibles primarily due to the Merger of Viewlogic and Summit, which are being amortized to expense on a straight-line basis over periods ranging from three to seven years beginning March 24, 2000. The Company expensed $0.6 million in intangibles and stock based compensation for the first quarter ended April 1, 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT
Upon consummation of the Merger, Innoveda immediately charged to expense $2.4 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. See "Notes to Condensed Consolidated Financial Statements". The value assigned to acquired in-process research and development was determined by an independent appraiser, identifying research projects in areas for which technological feasibility has not been established.

RESTRUCTURING AND NON-RECURRING CHARGES
For the first quarter ended April 1, 2000, Innoveda recorded approximately $2.2 million in restructuring charges. This included primarily severance and other costs relating to the consolidation of duplicative facilities as a result of the Merger between Summit and Viewlogic. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni during the first quarter of fiscal 2000. Charges associated with the Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

The following table presents the components of the non-recurring restructuring charges accrued during the period ended April 1, 2000 and the charges against the reserves through April 1, 2000.

                                                                                 April 1, 2000
                                          Total      Non-Cash       Amounts         Accrual
                                         Charge     Write-offs        Paid          Balance
                                         ------     ----------      -------      -------------
Severance and related ...............    $  780      $   --           $  270         $  510
Non-cancelable commitments ..........     1,389          --               --          1,389
Capitalized software ................        74          74               --             --
                                         ------      ------           ------         ------
   Totals ...........................    $2,243      $   74           $  270         $1,899
                                         ======      ======           ======         ======

All significant amounts are expected to be paid within one year from the Merger date of March 23, 2000.

OTHER INCOME (EXPENSE)
Other income (expense) consists of the net of interest expense relating to the Company's term loan and revolving credit line, interest income from cash and cash equivalent balances, and currency exchange rate differences resulting from foreign operations in local currencies. Other expense increased by $63,000, or 18.5% to $340,000 for the first quarter ended April 3, 1999 to $403,000 for the first quarter ended April 1, 2000.

INCOME TAX PROVISION
The income tax provision decreased by $1.7 million, from a provision of $0.6 million for the first quarter ended April 3, 1999 to an income tax benefit of $1.1 million for the first quarter ended April 1, 2000. Quarterly tax provisions are based on the estimated effective tax rate for the full year.

LIQUIDITY AND CAPITAL RESOURCES
The Company finances its operations primarily through cash generated from operations, supplemented by short-term borrowings from a revolving credit line. The Company also acquired approximately $28.1 million in cash and cash equivalents as a result of the Merger of Viewlogic and Summit on March 23, 2000. As of April 1, 2000, the Company had approximately $27.6 million in cash and cash equivalents. Viewlogic has an available $6.0 million revolving line of credit with Fleet Bank. As of April 1, 2000, there was approximately $500,000 outstanding under this line of credit.

Viewlogic has an $18.0 million term loan with Fleet Bank, with approximately $14.5 million outstanding as of April 1, 2000. The term loan agreement currently applies to Viewlogic only. The Company and the lender are discussing an amendment to the loan agreement as a result of the Merger of Viewlogic and Summit. Based on these discussions, the lender has given Viewlogic a waiver on meeting the financial covenants in its credit facility for the quarter ending April 1, 2000. The Company expects to add Innoveda as a borrower to the credit facility and add a financial covenant which will require the Company to maintain minimum working capital and minimum quarterly earnings, in which event it would not be required to meet the existing covenant for debt service. In connection with this amendment the Company also expects to reduce its term loan to approximately $10 million by June 30, 2000.

As of April 1, 2000, the Company had working capital of approximately $11.5 million.

For the first quarter ended April 3, 1999, net cash provided by operating activities was approximately $0.5 million, resulting primarily from net income for the period of $0.7 million. For the first quarter ended April 1, 2000, net cash provided by operating activities was approximately $3.0 million. This was due primarily to the collection of $4.8 million dollars of accounts receivable, offset by a net loss before non-cash charges.

Net cash used in investing activities was approximately $1.6 million for the first quarter ended April 3, 1999, mainly from the purchase of OmniView. Net cash provided by investing activities for the first quarter ended April 1, 2000 was approximately $26.1 million, primarily due to the Merger of Viewlogic and Summit.

Net cash used in financing activities was approximately $0.5 million and $2.0 million for the first quarter ended April 3, 1999 and April 1, 2000, respectively, primarily due to the repayment of principal on debt.

The Company believes that its current cash and cash equivalents, combined with amounts available under the revolving line of credit, will satisfy the Company's anticipated working capital and other cash requirements for at least the next 12 months.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

IF INNOVEDA AND VIEWLOGIC CANNOT BE SUCCESSFULLY INTEGRATED, THE ANTICIPATED ADVANTAGES OF THE RECENT MERGER OF INNOVEDA AND VIEWLOGIC MAY NOT BE REALIZED.

In order to maintain and increase profitability Innoveda will need to successfully integrate and streamline overlapping functions of Viewlogic and Innoveda. For example, Innoveda's operations in Beaverton, Oregon, will be relocated. The desired cost savings may not be achieved and the integration of Innoveda's and Viewlogic's operations may not be accomplished smoothly, expeditiously or successfully. Each of Innoveda and Viewlogic has recently completed other business acquisitions. Integration of Innoveda and Viewlogic may be complicated by the need to integrate these acquisitions and combine multiple corporate cultures, as well.

THE INTEGRATION OF INNOVEDA'S AND VIEWLOGIC'S BUSINESSES MAY DISTRACT MANAGEMENT FROM ACHIEVING ITS OPERATIONAL OBJECTIVES WHICH COULD LIMIT INNOVEDA'S ABILITY TO RETAIN ITS EMPLOYEES.

The integration of Innoveda's and Viewlogic's businesses will require the dedication of management resources. This may distract management's attention from the day-to-day business of Innoveda. Employee uncertainty and lack of focus during integration may also disrupt the business of Innoveda. The retention by Innoveda of key employees is critical to ensure continued advancement, development and support of Innoveda's technologies as well as on-going sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. Innoveda may not be able to retain key technical, sales or marketing personnel which would adversely affect Innoveda's business.

INNOVEDA MAY NOT SUCCESSFULLY INTEGRATE RECENT BUSINESS ACQUISITIONS OF INNOVEDA AND VIEWLOGIC.

Each of Innoveda and Viewlogic has recently completed other business acquisitions. The size and number of recent acquisitions may add to the difficulties of integrating Innoveda's and Viewlogic's businesses. Products, technologies, distribution channels, key personnel and businesses of previously acquired companies may not effectively integrate into Innoveda's business or product offerings. Moreover, this integration may adversely affect Innoveda's business.

BECAUSE INNOVEDA IS BEING MANAGED BY A NEW MANAGEMENT TEAM, THAT NEW MANAGEMENT MAY MOVE INNOVEDA'S BUSINESS IN A NEW DIRECTION.

The management of Viewlogic is now the management of Innoveda and is able to exert significant control over Innoveda, its business and direction, subject to the oversight of Innoveda's board of directors. The manner in which the new management team conducts the business of Innoveda, and the direction in which the new management team moves the business, may differ from the manner and direction in which the prior management of Innoveda would have directed Innoveda. This control by the new management team, together with the effects of future market factors and business conditions, could ultimately evolve into an integration and business strategy that, when implemented, differs from the prior strategy and business direction of Innoveda. The new management team, and any change in business or direction, may not improve, and could adversely impact, Innoveda's financial condition and results of operations.

A SMALL NUMBER OF PRIOR STOCKHOLDERS OF VIEWLOGIC HAVE SIGNIFICANT VOTING CONTROL OVER INNOVEDA.

The former stockholders of Viewlogic hold approximately 50.6% of the common stock of Innoveda. Moreover, the five largest former stockholders of Viewlogic beneficially own approximately 45.5% of the common stock of Innoveda. Acting together, former Viewlogic's stockholders are able to control, and the five largest former stockholders will be able to substantially influence, all matters submitted to the stockholders of Innoveda for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of Innoveda's assets. This control could have the effect of delaying a change of control of Innoveda that other stockholders may believe would result in a premium or better management. In addition, this control could decrease Innoveda's stock price because it will be more difficult to acquire a controlling interest in Innoveda.

INNOVEDA'S QUARTERLY RESULTS WILL LIKELY FLUCTUATE AND AFFECT THE MARKET PRICE OF INNOVEDA'S COMMON STOCK.

         VARIOUS FACTORS WILL CAUSE INNOVEDA'S QUARTERLY RESULTS TO FLUCTUATE.

Innoveda's quarterly operating results and cash flows have fluctuated in the past and have fluctuated significantly in certain quarters. These fluctuations resulted from several factors, including, among others:

         the size and timing of orders;

         large one-time charges incurred as a result of an acquisition or consolidation;

         seasonal factors;

         the rate of acceptance of new products;

         product, customer and channel mix;

         lengthy sales cycles; and
         level of sales and marketing staff.

These fluctuations will likely continue in future periods because of the above factors. Additional factors potentially causing fluctuations include, among others:

         corporate acquisitions and consolidations and the integration of acquired entities and any resulting large one-time charges;

         the timing of new product announcements and introductions by Innoveda and Innoveda's competitors;

         the rescheduling or cancellation of customer orders;

         the ability to continue to develop and introduce new products and product enhancements on a timely basis;

         the level of competition;

         purchasing and payment patterns, pricing policies of competitors;

         product quality issues;

         currency fluctuations; and

         general economic conditions.

INNOVEDA'S REVENUE IS DIFFICULT TO FORECAST BECAUSE OF THE TIMING OF REVENUE RECOGNITION AND UNPREDICTABLE NATURE OF CUSTOMER BEHAVIOR.

Innoveda's revenue is difficult to forecast for several reasons. Innoveda operates with little product backlog because Innoveda typically ships its products shortly after it receives orders. Consequently, license backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected revenue. Correspondingly, license fee revenue in any quarter is difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, Innoveda generally recognizes a substantial portion of its revenue in the last month of a quarter, frequently in the latter part of the month. Any significant deferral of purchases of Innoveda's products could have a material adverse affect on its business, financial condition and results of operations in any particular quarter. If significant sales occur earlier than expected, operating results for subsequent quarters may also be adversely affected. Quarterly license fee revenue is difficult to forecast also because Innoveda's typical sales cycle ranges from six to nine months and varies substantially from customer to customer. In addition, Innoveda makes a portion of its sales through indirect channels, and these sales can be difficult to predict.

SHORTFALLS IN REVENUE COULD ADVERSELY IMPACT QUARTERLY OPERATING RESULTS.

Innoveda establishes its expenditure levels for product development, sales and marketing and other operating activities based primarily on Innoveda's expectations as to future revenue. Because a high percentage of Innoveda's expenses are relatively fixed in the near term, if revenue in any quarter falls below expectations, expenditure levels could be disproportionately high as a percentage of revenue and materially adversely affect Innoveda's operating results.

INNOVEDA'S OPERATING RESULTS WILL LIKELY FLUCTUATE, AND FLUCTUATION MAY ADVERSELY AFFECT THE STOCK PRICE OF INNOVEDA COMMON STOCK.

Innoveda believes that its quarterly revenue, expenses and operating results will likely vary significantly from quarter to quarter. Innoveda also believes that period-to-period comparisons of Innoveda's operating results are not necessarily meaningful. As a result, you should not rely on these comparisons as indications of Innoveda's future performance. In addition, Innoveda operates with high gross margins, and a downturn in revenue has had a significant impact on income from operations and net income. Summit's results of operations fell below investors' and market makers' expectations for the quarter ended September 30, 1999 and Innoveda's results of operations could be below investors' and market makers' expectation in other quarters, which could have a material adverse effect on the market price of Innoveda's common stock.

IF THE SYSTEM DESIGN PORTION OF THE ELECTRONIC DESIGN AUTOMATION INDUSTRY ON WHICH INNOVEDA PRIMARILY FOCUSES DOES NOT GROW, INNOVEDA'S BUSINESS MAY SUFFER.

Innoveda intends to focus on the field programmable gate array, printed circuit board and system-level design automation markets while most major competitors focus their resources on the application-specific integrated circuits and integrated circuit design automation markets. Innoveda has adopted this focus because it believes that the increased complexity of application-specific integrated circuits and integrated circuit designs, and the resulting increase in design time, will cause electronic product manufacturers to differentiate their products at the system level. If the system design portion of the electronic design automation industry does not grow, it could have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows.

INNOVEDA FACES INTENSE COMPETITION IN THE INDUSTRY AND MUST COMPETE SUCCESSFULLY IN VARIOUS ASPECTS OR ITS BUSINESS MAY SUFFER.

The electronic design automation industry is highly competitive, and Innoveda expects competition to increase as other electronic design automation companies introduce products. In the electronic design automation market, Innoveda principally competes with Mentor Graphics and Cadence and a number of smaller firms. Indirectly, Innoveda also competes with other firms that offer alternative products. These other firms could also offer more directly competitive products in the future. Some of these companies have significantly greater financial, technical and marketing resources and larger installed customer bases than Innoveda. Some of Innoveda's current and future competitors offer a more complete range of electronic design automation products. They may also distribute products that directly compete with Innoveda's products by selling such products together with their core product line. In addition, Innoveda's products perform a variety of functions, and its existing and future competitors are offering, or may offer in the future, some of the same functions as separate products or discrete point solutions. For example, some companies currently offer design entry products without simulators. Competition may cause Innoveda to offer point solutions instead of, or in addition to, Innoveda's current software products. Innoveda would have to price such point solutions lower than Innoveda's current product offerings, causing Innoveda's average selling prices to decrease. This, in turn, could have a material adverse effect on Innoveda's business, financial condition, results of operations, or cash flows.

Innoveda competes on the basis of various factors including, among others:

         product capabilities;

         product performance;

         price;

         support of industry standards;

         ease of use;

         first to market; and

         customer technical support and service.

Innoveda believes that its products are competitive overall with respect to these factors. However, in particular cases, Innoveda's competitors may offer products with functionality sought by Innoveda's prospective customers and which differs from those Innoveda offers. In addition, some competitors may achieve a marketing advantage by establishing formal alliances with other electronic design automation vendors. Further, the electronic design automation industry in general has experienced significant consolidation in recent years, and the acquisition of one of Innoveda's competitors by a larger, more established electronic design automation vendor could create a more significant competitor. Innoveda may not compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on Innoveda's business, financial condition, results of operations, or cash flows. Innoveda's current and future competitors may develop products comparable or superior to Innoveda's or more quickly adapt new technologies, evolving industry trends or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows.

INNOVEDA'S DEPENDENCE ON THE ELECTRONIC INDUSTRY MAKES IT VULNERABLE TO GENERAL INDUSTRY-WIDE DOWNTURNS.

Innoveda's future operating results may reflect substantial fluctuations from period to period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors. The electronics industry involves rapid technological change;

         short product life cycles;

         fluctuations in manufacturing capacity; and

         pricing and margin pressures.

Correspondingly, certain segments, including the computer, semiconductor, semiconductor test equipment and telecommunications industries, have experienced sudden and unexpected economic downturns. During these periods, capital spending often falls, and the number of design projects often decreases. Because Innoveda's sales depend upon capital spending trends and new design projects, negative factors affecting the electronics industry could have a material adverse effect on Innoveda's business, financial condition, results of operations, or cash flows. A number of electronics companies, including Innoveda's customers, have experienced a slowdown in their businesses.

INNOVEDA DEPENDS ON THIRD PARTIES FOR PRODUCT INTEROPERABILITY, AND THAT MAKES INNOVEDA VULNERABLE IF THESE THIRD PARTIES' REFUSE TO COOPERATE WITH INNOVEDA ON ECONOMICALLY FEASIBLE TERMS.

Because Innoveda's products must interoperate, or be compatible, with electronic design automation products of other companies, Innoveda must have timely access to third party software to perform development and testing of products. Although Innoveda has established relationships with a variety of electronic design automation vendors to gain early access to new product information, any of these parties may terminate these relationships with limited notice. In addition, these relationships are with companies that are Innoveda's current or potential future competitors, including Synopsys, Mentor Graphics and Cadence. If any of these relationships terminate and Innoveda were unable to obtain, in a timely manner, information regarding modifications of third party products, Innoveda would not have the ability to modify its software products to interoperate with these third party products. As a result, Innoveda could experience a significant increase in development costs, the development process would take longer, product introductions would be delayed, and Innoveda's business, financial condition, results of operations or cash flows could be materially adversely affected.

IF INNOVEDA CANNOT DEVELOP NEW PRODUCTS TO KEEP PACE WITH TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, INNOVEDA'S BUSINESS WILL SUFFER.

If Innoveda cannot, for technological or other reasons, develop and introduce products in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if Innoveda has pre-announced the product releases, its business, financial condition, results of operations or cash flows will be materially adversely affected. The electronic design automation industry is characterized by extremely rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In addition, customers in the electronic design automation industry require software products that allow them to reduce time to market, differentiate their products, improve their engineering productivity and reduce their design errors. Innoveda's future success will depend upon its ability to enhance its current products, develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of Innoveda's customers. Innoveda may not succeed in developing and marketing product enhancements or new products that respond to technological change or emerging industry standards. It may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. Innoveda's products may not adequately meet the requirements of the marketplace and achieve market acceptance.

INNOVEDA'S SOFTWARE MAY HAVE DEFECTS.

Innoveda's software products may contain errors that may not be detected until late in the products' life cycles. Innoveda has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. Despite testing by Innoveda and by current and prospective customers, errors may persist, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to Innoveda's reputation or increased service and warranty costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

INNOVEDA DEPENDS ON ITS DISTRIBUTORS TO SELL ITS PRODUCTS, ESPECIALLY INTERNATIONALLY, BUT THESE DISTRIBUTORS MAY NOT DEVOTE SUFFICIENT EFFORTS TO SELLING INNOVEDA'S PRODUCTS OR THEY MAY TERMINATE THEIR RELATIONSHIPS WITH INNOVEDA.

         DISTRIBUTORS' CONTINUED VIABILITY. If any of Innoveda's distributors fails, Innoveda's business may suffer. Innoveda relies on distributors for licensing and support of Innoveda's products outside of North America. Innoveda depends on the relationships with its distributors to maintain or increase sales. Since Innoveda's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. Accordingly, Innoveda depends on the continued viability and financial stability of these distributors.

         DISTRIBUTORS' EFFORTS IN SELLING INNOVEDA'S PRODUCTS. Innoveda's distributors may offer products of several different companies, including Innoveda's competitors. Innoveda's current distributors may not continue to market or service and support Innoveda's products effectively. Any distributor may discontinue to sell Innoveda's products or devote its resources to products of other companies. The loss of, or a significant reduction in, revenue from Innoveda's distributors could have a material adverse effect on its business, financial condition, results of operations or cash flows.

         SEIKO. Seiko, a distributor in Asia, accounted for about 23% of Summit's revenue during the third quarter of 1999. In June 1999, Summit lowered Seiko's first quarter 2000 product quota in recognition of the adverse economic conditions in the Asia Pacific Region. In December 1999, Summit agreed to waive Seiko's first quarter 2000 product quota requirements to maintain distribution exclusivity. As a result, Innoveda expects sales through Seiko to decrease for at least the current and following two quarters and revenue attributable to sales in the Asia Pacific region to decrease.

INNOVEDA FACES THE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, INCLUDING ITS BUSINESS ACTIVITIES IN EUROPE AND THE ASIA PACIFIC REGION.

International revenue represents a significant portion of Innoveda's total revenue and Innoveda expects this trend to continue. Innoveda's international revenue is currently denominated in U.S. dollars. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make its products more expensive and, therefore, potentially less competitive in those markets. Innoveda pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. International sales and operations involve numerous risks, including, among others:

         tariff regulations and other trade barriers;

         requirements for licenses, particularly with respect to the export of certain technologies;

         collectability of accounts receivable;

         changes in regulatory requirements; and

         difficulties in staffing and managing foreign operations and extended payment terms.

These factors may have a material adverse effect on Innoveda's future international sales and operations and, consequently, on its business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse conditions. Demand for and sales of Innoveda's products in the Asia Pacific region have decreased, and these adverse economic conditions may worsen. Demand for and sales of Innoveda's products in this region may further decrease.

In order to successfully expand international sales, Innoveda may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors. This will require significant management attention and financial resources and could adversely affect Innoveda's operating margins. In addition, to the extent that Innoveda cannot effect these additions in a timely manner, Innoveda can only generate limited growth in international sales, if any. Innoveda may not maintain or increase international sales of its products, and failure to do so could have a material adverse effect on its business, financial condition, results of operations or cash flows.

INNOVEDA MUST MANAGE GROWTH AND ACQUISITIONS EFFECTIVELY, OR ITS FINANCIAL CONDITION OR RESULTS OF OPERATIONS MAY SUFFER.

Innoveda's ability to achieve significant growth will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage current and future employees. Innoveda expects any growth to place a significant strain on its operational resources and systems. Failure to effectively manage any growth would have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows.

Innoveda regularly evaluates acquisition opportunities. Innoveda's future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, and large one-time charges which could materially adversely affect Innoveda's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Innoveda has no or limited prior experience and potential loss of key employees of acquired companies. Innoveda's management has had limited experience in assimilating acquired organizations and products into its operations. Innoveda may not integrate successfully the operations, personnel or products that have been acquired or that might be acquired in the future, and the failure to do so could have a material adverse affect on its results of operations.

INNOVEDA FACES THE RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL, INCLUDING POLITICAL, CURRENCY FLUCTUATION AND COORDINATION RISKS.

         POLITICAL RISKS AND GOVERNMENTAL REGULATIONS. Innoveda's research and development operations related to Visual HDL products are located in Israel. Economic, political and military conditions may affect Innoveda's operations in that country. Hostilities involving Israel, for example, could materially adversely affect Innoveda's business, financial condition and results of operations. Restrictions on Innoveda's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel further heightens the impact. See "Innoveda relies on Israeli research, development and marketing grants for certain benefits."

         CURRENCY RISKS. In addition, while all of Innoveda's sales are denominated in U.S. dollars, a portion of its annual costs and expenses in Israel are paid in Israeli currency. Payment in Israeli currency subjects Innoveda to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation of, for example, approximately 9% in 1998. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of research and development expenses and general and administrative expenses.

         COORDINATION RISKS. In addition, coordination with and management of the Israeli operations requires Innoveda to address differences in culture, regulations and time zones. Failure to successfully address these differences could disrupt Innoveda's operations.

INNOVEDA CURRENTLY ENJOYS CERTAIN TAX BENEFITS UNDER AN ISRAELI "APPROVED ENTERPRISE" STATUS WHICH IT MAY NOT ENJOY IN THE FUTURE AND WHICH IN TURN MAY ADVERSELY AFFECT INNOVEDA'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Israeli government has granted Innoveda's Israeli production facility the status of an "Approved Enterprise" under the Israeli Investment Law for the Encouragement of Capital Investments, 1959. Taxable income of a company derived from an "Approved Enterprise" is eligible for tax benefits, including significant income tax rate reductions for up to seven years following the first year in which the "Approved Enterprise" has Israeli taxable income (after using any available net operating losses) subject to specified conditions. In the event of Innoveda's failure to comply with these conditions, the tax benefits could be canceled, in whole or in part, and Innoveda would have to refund the amount of the canceled benefits, adjusted for inflation and interest. During 1998, Summit realized income of $4.3 million from its Israeli operations and "Approved Enterprise" tax benefits of $1.9 million. Summit had recently applied for "Approved Enterprise" status with respect to a new project and intends to apply in the future with respect to additional projects. Innoveda's Israeli production facility may not continue to operate or qualify as an "Approved Enterprise". The benefits under the "Approved Enterprise" regulations may not continue, or be applicable, in the future. If these earnings are remitted to the United States, Innoveda may have to pay additional U.S. federal and foreign taxes. The loss of, or any material decrease in, these income tax benefits could have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows.

INNOVEDA DEPENDS ON ITS KEY PERSONNEL, AND FAILURE TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD CAUSE INNOVEDA'S BUSINESS TO SUFFER.

Innoveda's future success will depend in large part on its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. Innoveda's business could be seriously harmed if it lost the services of its President and Chief Executive Officer, William J. Herman, or if it fails to attract and retain other key personnel.

Competition for personnel in the software industry in general, and the electronic design automation industry in particular, is intense. Innoveda has in the past experienced difficulty in recruiting qualified personnel. Innoveda may fail to retain its key personnel or attract and retain other qualified technical, sales and marketing and management personnel in the future. The loss of any key employees or the inability to attract and retain additional qualified personnel may have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of additional personnel, which could have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows.

IF INNOVEDA FAILS TO EXPAND AND TRAIN ITS SALES AND MARKETING ORGANIZATIONS, ITS BUSINESS MAY SUFFER.

Innoveda's success will depend on its ability to build and expand its sales and marketing organizations. Innoveda's future success will depend in part on its ability to hire, train and retain qualified sales and marketing personnel and the ability of these new persons to rapidly and effectively transition into their new positions. Competition for qualified sales and marketing personnel is intense, and Innoveda may not be able to hire, train and retain the number of sales and marketing personnel needed, which would have a material adverse effect on its business, financial condition, results of operations or cash flows.

INNOVEDA RELIES ON ISRAELI RESEARCH, DEVELOPMENT AND MARKETING GRANTS FOR CERTAIN BENEFITS. FAILURE TO OBTAIN SIMILAR GRANTS AND BENEFITS IN THE FUTURE MAY ADVERSELY AFFECT INNOVEDA'S BUSINESS.

Summit had developed its Visual HDL for VHDL products under grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade. The terms of the grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of the technology developed under these grants to any person, without the prior written consent of the Chief Scientist. If Innoveda were unable to obtain the consent of the government of Israel, it would be unable to take advantage of potential economic benefits such as lower taxes, lower labor and other manufacturing costs and advanced research and development facilities that may be available if these technology and manufacturing operations could be transferred to locations outside of Israel. In addition, Innoveda would be unable to minimize risks particular to operations in Israel, such as hostilities involving Israel.

INNOVEDA MUST CONTINUE TO UPDATE ITS CURRENT PRODUCTS TO SERVE ITS INSTALLED CUSTOMER BASE OR ITS REVENUE DERIVED FROM MAINTENANCE AGREEMENTS WILL DECREASE.

A substantial portion of Innoveda's revenue is derived from maintenance agreements for existing products. In order to maintain that revenue, Innoveda must continue to offer those customers updates for those products or convert those customers to new products. Innoveda may not be able to do so. During 1999 several major customers did not renew their maintenance contracts due to the fact they were using Viewlogic's products in applications related to integrated circuit design, which is no longer fully supported by Viewlogic, and to a lesser extent a number of customers migrated their products from the version based on the Unix operating system to the version based on the Microsoft Windows NT operating system, which have lower maintenance prices. Innoveda can give no assurances that this trend will not continue.

INNOVEDA HAS SUBSTANTIAL SECURED DEBT, WHICH MAY SUBSTANTIALLY RESTRICT INNOVEDA'S ABILITY TO REACT TO THE RAPIDLY CHANGING ENVIRONMENT OF THE ELECTRONIC DESIGN AUTOMATION INDUSTRY, AND WHICH IT MAY NOT BE ABLE TO REPLACE.

As of April 1, 2000 Viewlogic had borrowings of approximately $14.5 million under its credit facility. Borrowings under the credit facility are secured by substantially all of Viewlogic's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of interest and debt service coverage ratios and maximum leverage ratios. Collectively, these limitations and covenants may substantially restrict the flexibility of Innoveda 's management in quickly adjusting its financial and operational strategies to react to changing economic and business conditions and may compromise Innoveda's ability to react to the rapidly evolving environment of the electronic design automation industry. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda may not be able to secure replacement financing on terms acceptable to it or to its stockholders, or at all. In the event of a default by Innoveda, Innoveda 's lender may enforce its security interest and take possession of substantially all or some of Innoveda 's assets. As of April 1, 2000, Innoveda had cash and cash equivalents of $27.6 million. See Note 7 to Condensed Consolidated Financial Statements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk from interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

INTEREST RATE RISK. The Company invests its excess cash in municipal bonds, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company attempts to protect and preserve its invested funds by limiting default, market and reinvestment risk.

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

The Company is also exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company for the first quarter ended April 1, 2000 was not material.

INVESTMENT RISK. The Company has made equity investments in Asia Design Corporation "ADC" and Summit Design Asia "SDA" for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the equity method when ownership is greater than 20% and the Company does not exert control. For these investments in privately-held companies, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. The Company is currently in the process of negotiating to divest this investment.

PART II

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

On March 24, 2000, Summit completed its acquisition of Viewlogic. Pursuant to the Reorganization Agreement, Summit issued 16,337,979 shares of its common stock to Viewlogic shareholders in exchange for all the outstanding common stock of Viewlogic (24,051,963 outstanding shares) at a .67928 to 1 exchange ratio. After the transaction, Viewlogic shareholders owned 50.6% of the outstanding common stock of Innoveda and Summit shareholders owned the remaining 15,941,418 shares of Innoveda common stock.

In March 2000, the Innoveda granted an aggregate of 72,785 shares of Innoveda common stock to employees in connection with employee retention arrangements. These shares were offered and sold in transactions which were exempt from Securities Act registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these shares.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On March 20, 2000, a meeting of stockholders of the Company was held. At the meeting, the following actions were taken by the stockholders.

A proposal to issue shares of common stock to the stockholders of Viewlogic pursuant to the Agreement and Plan of Reorganization among Summit, Viewlogic and Hood Acquisition Corp., a wholly owned subsidiary of Summit, dated as of September 16, 1999. The results of the voting were as follows:


    For: ........  8,315,439
    Against: ....    346,713
    Abstain: ....     18,057


A proposal to amend the Amended and Restated Certificate of Incorporation increasing the number of shares of the Company's common stock authorized for issuance by 20 million shares to 50 million shares, contingent upon approval of the above stock issuance proposal. The results of the voting were as follows:

    For: ........  8,251,421
    Against: ....    409,271
    Abstain: ....     19,517


A proposal to amend the Amended and Restated Certificate of Incorporation changing the Company's name to "Innoveda, Inc.," contingent and effective upon completion of the business combination with Viewlogic. The results of the voting were as follows:

    For: ........  8,239,743
    Against: ....    396,124
    Abstain: ....     44,342

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1        Amended and Restated Certificate of Incorporation. (1)

10.01 Agreement and Plan of Reorganization dated as of September 16, 1999 (the "Reorganization Agreement") by and among the Registrant, Hood Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Registrant ("Merger Sub"), and Viewlogic Systems, Inc., a Delaware corporation ("Viewlogic"). (2)

27.1       Financial Data Schedule (Edgar version only)

(b) Reports on Form 8-K

On February 24, 2000, the Company filed a Current Report on Form 8-K in connection with the financial results for the fourth quarter and year ended December 31, 1999.

On March 9, 2000, the Company filed a Current Report on Form 8-K in connection with the resignation of Richard Davenport effective February 2000, the former President and Chief Operating Officer of the Company.

On April 7, 2000, the Company filed a Current Report on Form 8-K in connection with a change in control of the Registrant at the effective time of the Merger contemplated by that certain Agreement and Plan of Reorganization dated as of September 16, 1999 by and among the Registrant, Hood Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Registrant, and Viewlogic Systems, Inc., a Delaware corporation.

On May 15, 2000 the Company filed a Current Report on Form 8-K/A in connection with pro forma financial information for the transaction described in Item 2 of the Report on Form 8-K filed on April 7, 2000.


(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 7, 2000.

(2) Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-89491) as declared effective by the Securities and Exchange Commission February 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INNOVEDA, INC.

                                   By:  /s/ Kevin P. O' Brien
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date: May 16, 2000