Form 10-Q
period 2000-07-01
INNOVEDA INC
filed 2000-08-15
CIK 925072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

                            293 BOSTON POST ROAD WEST
                       MARLBORO, MASSACHUSETTS 01752-4615
              (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 480-0881

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 7, 2000, the Registrant had outstanding 32,736,519 shares of Common Stock, $.01 par value per share.

                                 INNOVEDA, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I            FINANCIAL INFORMATION                                                Page

Item 1   Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of July 1, 2000
             and January 1, 2000.                                                       3

             Condensed Consolidated Statements of Operations for the
             Second Quarter Ended July 1, 2000 and July 3, 1999 and the
             Six Months Ended July 1, 2000 and July 3, 1999.                            4

             Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended July 1, 2000 and July 3, 1999.                        5

             Notes to Condensed Consolidated Financial Statements.                      6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           11

Item 3   Quantitative and Qualitative Disclosures about Market Risk                    24

PART II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders                           25

Item 6   Exhibits and Reports on Form 8-K                                              25

Signature                                                                              28

                                 INNOVEDA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                July 1, 2000  January 1, 2000
                                                                ------------  ---------------
                                ASSETS

Current assets:
   Cash and cash equivalents                                      $ 21,708      $    531
   Accounts receivable, net                                         15,173        14,290
   Prepaid expenses and other                                        2,737         2,722
   Prepaid income taxes                                              1,204         1,228
   Deferred income taxes                                             6,396         1,342
                                                                  --------      --------
      Total current assets                                          47,218        20,113

Equipment and furniture, net                                         6,932         4,477
Capitalized software costs, net                                      2,341         2,427
Purchased technology and other intangibles, net                     24,223         3,508
Goodwill, net                                                       13,817            --
Deposits and other assets                                            1,026           920
                                                                  --------      --------

         Total assets                                             $ 95,557      $ 31,445
                                                                  ========      ========

                             LIABILITIES
Current liabilities:
   Notes payable, current portion                                 $  3,375      $  3,125
   Capital lease obligations, current portion                          390           372
   Accounts payable                                                  2,621         2,840
   Accrued liabilities                                              13,974         7,140
   Deferred revenue                                                 18,695        14,595
                                                                  --------      --------
      Total current liabilities                                     39,055        28,072
                                                                  --------      --------

Notes payable, less current portion                                  6,625        13,825
Capital lease obligation, less current portion                         396           554
Other long-term liabilities                                            131          --
Deferred income taxes                                               13,323         2,393
                                                                  --------      --------

         Total liabilities                                          59,530        44,844
                                                                  --------      --------

Redeemable, convertible preferred stock                                 --        32,000
                                                                  --------      --------

                         STOCKHOLDERS' EQUITY

Common stock, $.01 par value, 50,000 authorized,
32,590 outstanding at July 1, 2000, $.001 par value,
35,000 authorized, 7,969 outstanding at January 1, 2000                326             8
Additional paid-in capital                                          90,831         4,777
Notes due from stockholders                                           (927)         (927)
Deferred compensation                                               (1,407)       (1,701)
Accumulated deficit                                                (52,956)      (47,845)
Accumulated other comprehensive income                                 160           289
                                                                  --------      --------
   Total stockholders' equity (deficit)                             36,027       (45,399)
                                                                  --------      --------

         Total liabilities and stockholders' equity (deficit)     $ 95,557      $ 31,445
                                                                  ========      ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                        For the Second Quarter Ended        For the Six Months Ended
                                         July 1, 2000  July 3, 1999        July 1, 2000  July 3, 1999
                                         ------------  ------------        ------------  ------------
Revenue:
   Software                                $ 11,613      $  6,565           $ 19,241      $ 13,099
   Services and other                         9,947         6,683             16,704        14,133
                                           --------      --------           --------      --------
      Total revenue                          21,560        13,248             35,945        27,232
                                           --------      --------           --------      --------

Costs and expenses:
   Cost of software                           1,956         1,371              3,472         2,737
   Cost of services and other                 2,050         1,608              3,612         3,157
   Sales and marketing                        8,486         5,651             14,937        11,229
   Research and development                   5,743         2,788              9,271         5,478
   General and administrative                 1,519         1,025              2,779         2,019
   Amortization of intangibles and
     stock compensation                       2,750           213              3,374           365
   In process research and development         --            --                2,400          --
   Non-recurring restructuring costs           --            --                2,243          --
                                           --------      --------           --------      --------
      Total operating expenses               22,504        12,656             42,088        24,985

         Operating income (loss)               (944)          592             (6,143)        2,247

Other income (expense)                          263          (286)              (140)         (626)
                                           --------      --------           --------      --------

Income (loss) before provision for
   income taxes                                (681)          306             (6,283)        1,621

Provision (benefit) for income taxes            (12)          171             (1,172)          746
                                           --------      --------           --------      --------

Net income (loss)                          ($   669)     $    135           ($ 5,111)     $    875
                                           ========      ========           ========      ========


Earnings (loss) per share:
   Basic                                   ($  0.02)     $   0.05           ($  0.21)     $   0.30
                                           ========      ========           ========      ========
   Diluted                                 ($  0.02)     $   0.01           ($  0.21)     $   0.06
                                           ========      ========           ========      ========

Weighted average shares outstanding:
   Basic                                     32,500         2,966             24,087         2,877
                                           ========      ========           ========      ========
   Diluted                                   32,500        14,204             24,087        14,104
                                           ========      ========           ========      ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          For the Six Months Ended
                                                                        July 1, 2000   July 3, 1999
                                                                        ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         ($ 5,111)     $   875

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             6,011        1,760
   Compensation under stock option agreements                                  294          245
   Write-off of in process research and development                          2,400         --
Change in assets and liabilities:
   Accounts receivable                                                       3,383         (325)
   Prepaid and other current assets                                            872          (95)
   Deferred income taxes                                                    (1,875)        (399)
   Accounts payable                                                         (1,217)        (763)
   Accrued liabilities                                                         445         (288)
   Deferred revenue                                                         (1,660)         347
                                                                          --------      -------
      Net cash provided by operating activities                              3,542        1,357
                                                                          --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          (1,417)        (338)
Capitalized software costs                                                  (1,146)        (561)
(Increase) decrease in other assets                                           --            (37)
Cash acquired in acquisition of Summit Design, Inc.
       net of transaction costs                                             27,036         --
Purchase of OmniView                                                          --         (1,100)
                                                                          --------      -------
      Net cash provided by (used in) investing activities                   24,473       (2,036)
                                                                          --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on debt                                               (7,006)      (1,000)
Proceeds from exercise of stock options                                        445         --
Repayments of capital lease obligations                                       (194)         (40)
                                                                          --------      -------
      Net cash used in financing activities                                 (6,755)      (1,040)
                                                                          --------      -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                    (83)        (122)
                                                                          --------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        21,177       (1,841)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 531        4,487
                                                                          --------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 21,708      $ 2,646
                                                                          ========      =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                 612          655
                                                                          ========      =======
      Income taxes                                                              49          905
                                                                          ========      =======


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
              Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

Innoveda, Inc. ("Innoveda" or the "Company"), a publicly traded Delaware corporation, was created by the business combination of Summit Design, Inc. ("Summit") and Viewlogic Systems, Inc. ("Viewlogic") which was consummated on March 23, 2000. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The business combination of Summit with Viewlogic on March 23, 2000 was accounted for as a reverse acquisition as former shareholders of Viewlogic owned a majority of the outstanding stock of Summit subsequent to the business combination. Therefore, for accounting purposes, Viewlogic is deemed to have acquired Summit.

All fiscal 1999 financial information presented herein represents only the financial results for Viewlogic. The fiscal 2000 financial information presented in the Condensed Consolidated Statements of Operations, and the Condensed Consolidated Statements of Cash Flows represents the results for Viewlogic for the periods stated and includes the financial results for Summit from March 24, 2000. The operating results for the quarter ended July 1, 2000 and for the six months ended July 1, 2000 are not necessarily indicative of the results that may be expected for any future period. There has been no change to the estimated fair value of assets acquired, liabilities assumed and resulting goodwill relating to the Merger, reported in Innoveda's Quarterly Report on the Form 10-Q for the period ended April 1, 2000. However, the estimated fair value of assets may be subject to further refinement.

The accompanying financial statements should be read in conjunction with the fiscal 1999 consolidated financial statements of Viewlogic and Summit, Innoveda's Current Report on Form 8-K dated March 23, 2000, as amended, the Innoveda Form S-4/A filed August 11, 2000, as amended, and footnote 8 on this Form 10-Q entitled "PADS Merger".

2. MERGER OF VIEWLOGIC AND SUMMIT

On March 23, 2000 a change in control of the Registrant occurred at the effective time (the "Effective Time") of the Merger contemplated by that certain Agreement and Plan of Reorganization dated as of September 16, 1999 (the "Reorganization Agreement") by and among Summit, Hood Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Summit ("Merger Sub"), and Viewlogic. At the Effective Time, Merger Sub merged with and into Viewlogic with Viewlogic surviving as a wholly owned subsidiary of Summit (the "Merger"). In connection with the Merger, Summit changed its name to Innoveda, Inc. Pursuant to the Reorganization Agreement, Summit issued 16,337,979 shares of its common stock to Viewlogic shareholders in exchange for all the outstanding common stock of Viewlogic (24,051,963 outstanding shares) at a .67928 to 1 exchange ratio. Immediately after the Effective Time, the shareholders of Viewlogic immediately prior to the Effective Time owned 50.6% of the outstanding common stock of Innoveda, Inc., and the shareholders of Summit immediately prior to the Effective Time owned the remaining 49.4% of the outstanding shares of Innoveda common stock.

The Merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition as the stockholders of Viewlogic received the larger portion of the voting interests in the combined company. Viewlogic was considered the acquirer for accounting purposes and recorded Summit's assets and liabilities based upon their estimated fair values. The operating results of Summit have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. On a preliminary basis, goodwill and other intangibles in the amount of approximately $37,737,000 have been capitalized. As a result of the Merger, $2,400,000 relating to in-process research and development has been expensed. The goodwill and other intangibles will be amortized over estimated useful lives of three to seven years.

Below is a table of the acquisition costs and the preliminary purchase price allocation (in thousands):

-------------------------------------------------------------------
Preliminary purchase price:
-------------------------------------------------------------------
Common stock                                              $ 49,020
-------------------------------------------------------------------
Stock options                                                4,882
-------------------------------------------------------------------
Acquisition costs                                            1,136
-------------------------------------------------------------------
Total preliminary purchase price                           $55,038
-------------------------------------------------------------------
Preliminary purchase price allocation:
-------------------------------------------------------------------
Tangible net assets acquired                               $28,489
-------------------------------------------------------------------
Assets impaired by Merger                                    (750)
-------------------------------------------------------------------
Deferred income taxes                                     (11,492)
-------------------------------------------------------------------
Intangible net assets acquired:
-------------------------------------------------------------------
Purchased technology, assembled workforce, and
 customer base                                              23,200
-------------------------------------------------------------------
Goodwill                                                    14,537
-------------------------------------------------------------------
In-process research and development                          2,400
-------------------------------------------------------------------
Estimated Merger related severance and shutdown
 costs, net of tax benefits                                (1,346)
-------------------------------------------------------------------
Total                                                      $55,038
-------------------------------------------------------------------

-------------------------------------------------------------------

The unaudited consolidated results of operations on a pro forma basis as if the Merger had occurred as of the beginning of the periods presented are as follows:

                                                For the Second
                                                 Quarter Ended        For the Six Months Ended
                                                  July 3, 1999        July 1, 2000       July 3, 1999
                                                  ------------        ------------       ------------

Revenue                                              $ 20,430            $ 39,406           $ 41,230
Net income (loss)*                                     (2,139)            (11,978)            (4,439)

Net income per share - basic                          ($ 0.07)            ($ 0.37)           ($ 0.14)
Net income per share - diluted                        ($ 0.07)            ($ 0.37)           ($ 0.14)

*Six months ended July 1, 2000 includes $5,437 of non-recurring charges and write-off of $2,400 of in-process research and development.

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the merger been consummated as of the above dates, nor are they necessarily indicative of future operating results.

3. RESTRUCTURING AND NON-RECURRING CHARGES

During the first quarter ended April 1, 2000, Innoveda recorded approximately $2.2 million in restructuring charges. This primarily included severance and other costs relating to the consolidation of duplicative facilities as a result of the merger between Summit and Viewlogic. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni Solutions Corporation during the first quarter of fiscal 2000. Charges associated with Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

The following table presents the components of the non-recurring restructuring charges accrued during the period ended April 1, 2000 and the charges against the reserves through July 1, 2000. All significant amounts are expected to be paid within one year from the merger date of March 23, 2000.

                                                                                   July 1, 2000
                                       Total        Non-cash          Amounts          Accrual
                                       Charge      Write-offs           Paid           Balance
                                       ------      ----------         -------          -------
Severance and related                 $  780          $  --           $  704           $   76
Non-cancelable commitments             1,389             --              399              990
Capitalized software                      74             74               --               --
                                      ------          -----           ------           ------

   Totals                             $2,243           $ 74           $1,103           $1,066
                                      ======           ====           ======           ======

4.  EARNINGS PER SHARE

Although Summit is the surviving legal entity after the Merger and the legal acquirer, for accounting purposes the Merger was treated as an acquisition of Summit by Viewlogic. The weighted average number of common shares outstanding has been adjusted for all periods reported to reflect the exchange ratio of
 .67928.

                                                         For the Second Quarter Ended           For the Six Months Ended
                                                        July 1, 2000       July 3, 1999      July 1, 2000      July 3, 1999

   Net income (loss)                                     ($ 669)             $ 135            ($ 5,111)            $ 875
                                                        =======              =====            ========             =====

Denominator:
Weighted average number of common shares
   - Basic                                               32,500              2,966              24,087             2,877

   Dilutive effect of employee stock options                 --                370                  --               359

   Assumed conversion of preferred stock                     --             10,868                  --            10,868
                                                             --             ------            --------            ------

Weighted average number of common shares
   - Diluted                                             32,500             14,204              24,087            14,104
                                                        =======             ======              ======            ======

Net income (loss) per share - basic                     ($ 0.02)            $ 0.05             ($ 0.21)           $ 0.30
                                                        =======             ======            ========            ======

Net income (loss) per share - diluted                   ($ 0.02)            $ 0.01             ($ 0.21)           $ 0.06
                                                        =======             ======            ========            ======

5. BUSINESS SEGMENTS AND GEOGRAPHIC DATA

Innoveda operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region is as follows:

                                        For the Second Quarter Ended           For the Six Months Ended
                                       July 1, 2000       July 3, 1999      July 1, 2000       July 3, 1999
                                       ------------       ------------      ------------       ------------
Revenue
   North America                         $14,240             $9,218          $23,939             $18,210
   Europe                                  3,189              1,910            4,741               4,386
   Japan                                   2,833                993            5,505               2,688
   Other                                   1,298              1,127            1,760               1,948
                                           -----              -----            -----               -----
      Total Revenue                      $21,560            $13,248          $35,945             $27,232
                                         =======            =======          =======             =======

As a Percentage of Total Revenue
   North America                             66%                70%              67%                 67%
   Europe                                    15%                14%              13%                 16%
   Japan                                     13%                 7%              15%                 10%
   Other                                      6%                 9%               5%                  7%
                                              --                 --               --                  --
      Total                                 100%               100%             100%                100%
                                            ====               ====             ====                ====

6. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods indicated.

                                                   For the Second Quarter Ended              For the Six Months Ended
                                                July 1, 2000         July 3, 1999       July 1, 2000       July 3, 1999

Net income (loss)                                  ($ 669)               $ 135         ($ 5,111)              $   875

Foreign currency translation adjustments             (103)                 (2)             (129)                  261
                                                     -----                 ---             -----                  ---

Comprehensive income (loss)                        ($ 772)               $ 133         ($ 5,240)              $ 1,136
                                                   =======               =====         =========              =======

7. DEBT

Innoveda has an $18.0 million term loan with Fleet Bank, with approximately $10.0 million outstanding as of July 1, 2000. The loan agreement was amended as of July 31, 2000 to include Innoveda as a borrower. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profits, interest and debt service coverage ratios and maximum leverage ratios. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda is in compliance with all of its debt covenants as of July 1, 2000.

8. PADS MERGER

On June 2, 2000 Innoveda, Inc. entered into a merger agreement with PADS Software, Inc. The merger agreement provides that a wholly owned subsidiary of Innoveda will merge with and into PADS, with PADS surviving as a wholly owned subsidiary of Innoveda following the merger. In the merger, Innoveda will issue 6,473,136 shares of its common stock and expects to pay approximately $1.9 million to the PADS stockholders. The number of shares of Innoveda common stock and the cash consideration which each PADS stockholder will receive in exchange for their shares of PADS capital stock will be determined at the effective time of the merger based on the number of shares and options of PADS capital stock then outstanding. Based upon the outstanding PADS capital stock as of August 1, 2000, it is expected that each share of PADS capital stock will be exchanged for approximately 1.9 shares of Innoveda common stock and $.51 in cash. In addition, each outstanding option to purchase shares of PADS common stock will be converted into an option to purchase 2.0355 shares of Innoveda common stock, with the option exercise price to be adjusted accordingly. The transaction is subject to the approval of PADS' stockholders and other customary closing conditions.

9.  SUBSEQUENT EVENT

On July 28, 2000 Innoveda entered into an agreement with Synopsys, Inc. in which Synopsys agreed to acquire Innoveda's VirSim electronic design software tool and related assets for a purchase price of $7.0 million. VirSim is used as a debugging and analysis environment with hardware description language simulators, including the Synopsys VCS Verilog simulator. The sale was completed on August 1, 2000. Previously, Synopsys licensed VirSim from Innoveda on an original equipment manufacturer basis. Innoveda has retained rights to the product source code and plans to integrate the functionality of VirSim with its suite of verification tools. Other VirSim original equipment manufacturer agreements have been transferred to Synopsys. Innoveda customers who purchased VirSim bundled with other products from Innoveda will have continued support from Innoveda and will be transitioned to the integrated version of the technology over time. The sale will reduce anticipated revenues for the balance of the year by approximately $1.2 million due to the elimination of revenue from VirSim royalties.

10. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This SFAS establishes standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either an asset or liability in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Innoveda is planning to adopt SFAS 133 in the first quarter of fiscal 2001. Innoveda is currently evaluating this statement, but does not expect the adoption of SFAS 133 to have a material effect on Innoveda's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the SEC's views in applying revenue recognition in financial statements. The provisions of SAB No. 101 are effective in the first quarter of our current fiscal year beginning January 2, 2000. Innoveda has not yet completed its evaluation of the effects of SAB No. 101.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements, but not all forward-looking statements contain such words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, Innoveda undertakes no obligation to update publicly any forward-looking statements.

OVERVIEW

Innoveda operates in the United States and international markets developing, marketing and providing a comprehensive family of software tools used by engineers in the design of advanced electronic products and systems, and technical support and consulting services for those software tools. Innoveda currently markets and sells its products worldwide through multiple distribution channels, including independent distributors, value-added resellers, a direct sales organization, telesales and strategic sales alliances with OEM partners.

Innoveda anticipates modest revenue growth as it continues to merge the operations of Summit and Viewlogic, integrate distribution channels, and establish a significant market presence under it's new name. Innoveda believes that it has made significant progress in those areas during the first half of fiscal 2000.

PADS ACQUISITION

On June 2, 2000, Innoveda, Inc. entered into a merger agreement with PADS Software, Inc. The merger agreement provides that a wholly owned subsidiary of Innoveda will merge with and into PADS, with PADS surviving as a wholly owned subsidiary of Innoveda following the merger. In the merger, Innoveda will issue 6,473,136 shares of its common stock and expects to pay approximately $1.9 million to the PADS stockholders. The transaction is subject to the approval of PADS' stockholders and other customary closing conditions.

RESULTS OF OPERATIONS

The following table sets forth-certain financial data as a percentage of total revenue for the periods indicated:

                                               For the Second Quarter Ended  For the Six Months Ended
                                                   July 1,  July 3,            July 1,  July 3,
                                                    2000     1999               2000    1999

Revenue:
   Software                                          54%      50%                54%      48%
   Services and other                                46%      50%                46%      52%
                                                    ---      ---                ---      ---
      Total revenue                                 100%     100%               100%     100%

Costs and expenses:
   Cost of software                                   9%      10%                10%      10%
   Cost of services and other                        10%      12%                10%      12%
   Sales and marketing                               39%      43%                41%      41%
   Research and development                          26%      21%                26%      20%
   General and administrative                         7%       8%                 8%       8%
   Amortization of intangibles and stock
     compensation                                    13%       2%                 9%       1%
   In process research and development              --       --                   7%     --
   Non-recurring restructuring costs                --       --                   6%     --
                                                    ---      ---                ---      ---
      Total operating expenses                      104%      96%               117%      92%

         Operating income (loss)                    -4%        4%               -17%       8%

Other income (expense)                                1%     -2%                  0%     -2%
                                                    ---      ---                ---      ---

Income (loss) before provision for income taxes     -3%        2%               -17%       6%

Provision (benefit) for income taxes                  0%       1%               -3%        3%
                                                    ---      ---                ---      ---

Net income (loss)                                   -3%        1%               -14%       3%
                                                    ===      ===                ===      ===


SOFTWARE REVENUE

Innoveda software revenue is derived from license fees from Innoveda's software products, licensed into the electronic design automation market. Software revenue increased by $5.0 million, or 76.9% from $6.6 million for the second quarter ended July 3, 1999 to $11.6 million for the second quarter ended July 1, 2000. Software revenue increased by $6.1 million, or 46.9% from $13.1 million for the six months ended July 3, 1999 to $19.2 million for the six months ended July 1, 2000. This increase is primarily due to additional sales resulting from the acquisition of Summit Design in March 2000, and to a lesser extent due to increased sales of Innoveda's Enterprise and HSSD products resulting from increased customer demand for these technologies.

SERVICES AND OTHER REVENUE

Innoveda's services revenue is derived from maintenance contracts related to Innoveda's software products. Innoveda's other revenue is derived from consulting services and training classes offered to purchasers of Innoveda's products. Services and other revenue increased by $3.3 million, or 48.8% from $6.7 million for the second quarter ended July 3, 1999 to $10.0 million for the second quarter ended July 1, 2000. Services and other revenue increased by $2.6 million, or 18.2% from $14.1 million for the six months ended July 3, 1999 to $16.7 million for the six months ended July 1, 2000. These increases are primarily due to additional maintenance revenue in the second quarter ended July 1, 2000 related to the acquisition of Summit Design, Inc., and to a lesser extent due to higher consulting revenue resulting from increased consulting capacity in the second quarter ended July 1, 2000 versus the same period in 1999.

COSTS AND EXPENSES

COST OF SOFTWARE REVENUE

Cost of software revenue includes royalties, product packaging, labor and other costs associated with ordering, handling, packaging and shipping products and other production related costs. The cost of software revenue increased by $0.6 million, or 42.7% from $1.4 million for the second quarter ended July 3, 1999 to $2.0 million for the second quarter ended July 1, 2000. The cost of software revenue increased by $0.7 million, or 26.9% from $2.7 million for the six months ended July 3, 1999 to $3.4 million for the six months ended July 1, 2000. These increases in the cost of software revenue reflect increased royalty payments to distributors, and increased software replication costs consistent with the increase in software revenue.

COST OF SERVICES AND OTHER REVENUE

Cost of services and other revenue consists primarily of personnel costs and facilities costs for customer support, consulting, and training classes offered to purchasers of Innoveda's products. The cost of service revenue increased by $0.4 million or 27.5% from $1.6 million for the second quarter ended July 3, 1999 to $2.0 million for the second quarter ended July 1, 2000. The cost of service revenue increased by $0.5 million or 14.4% from $3.1 million for the six months ended July 3, 1999 to $3.6 million for the six months ended July 1, 2000. These increases in the cost of services and other revenue are due to increased compensation, and higher facilities and equipment related costs needed to support increased services and other revenue.

SALES AND MARKETING

Sales and marketing expenses, consisting primarily of salaries, commissions, travel, trade shows, advertising campaigns, and direct mail solicitations, increased by $2.8 million, or 50.2% from $5.7 million for the second quarter ended July 3, 1999 to $8.5 million for the second quarter ended July 1, 2000. Sales and marketing expenses increased by $3.7 million, or 33.0% from $11.2 million for the six months ended July 3, 1999 to $14.9 million for the six months ended July 1, 2000. These increases were primarily attributable to the costs associated with the additional sales and marketing headcount resulting from the acquisition of Summit Design, Inc., to increased commission and travel expenses relating to increased sales volume, and to increased advertising efforts.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of the engineering and related costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased by $2.9 million, or 106.0% from $2.8 million for the second quarter ended July 3, 1999 to $5.7 million for the second quarter ended July 1, 2000. Research and development expenses increased by $3.8 million, or 69.2% from $5.5 million for the six months ended July 3, 1999 to $9.3 million for the six months ended July 1, 2000. This increase was due to additional salary and related costs, as research and development headcount was doubled as a result of the acquisition of Summit Design, Inc. in March 2000. In addition, the acquisition resulted in increased facility and equipment related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the executive, finance, human resource, information services, administrative, legal and accounting expenses of Innoveda. General and administrative expenses increased by $0.5 million, or 48.2% from $1.0 million for the second quarter ended July 3, 1999, to $1.5 million for the second quarter ended July 1, 2000. General and administrative expenses increased by $0.8 million, or 37.6% from $2.0 million for the six months ended July 3, 1999, to $2.8 million for the six months ended July 1, 2000. This increase was primarily due to higher salary and related costs for headcount increases, higher telecommunications costs, and increased shareholder services costs needed for Innoveda to support its larger operations after the acquisition of Summit Design, Inc.

AMORTIZATION OF INTANGIBLES AND GOODWILL

Amortization expense increased from $0.2 million in the second quarter ended July 3, 1999 to $2.7 million in the second quarter ended July 1, 2000. Amortization expense increased from $0.4 million in the six months ended July 3, 1999 to $3.4 million in the six months ended July 1, 2000. Innoveda had $1.0 million in intangibles at July 3, 1999, relating to purchased technology and workforce from its acquisition of OmniView, Inc. in March 1999. Innoveda expensed $0.2 million in intangibles and stock based compensation for the second quarter ended July 3, 1999, and expensed $0.4 million in intangibles and stock based compensation for the six months ended July 3, 1999. Innoveda had $38.0 million in goodwill and intangibles at July 1, 2000 primarily due to the merger of Viewlogic and Summit, which are being amortized to expense over periods ranging from three to seven years beginning March 24, 2000. Innoveda expensed $2.7 million in intangibles and stock based compensation for the second quarter ended July 1, 2000, and expensed $3.4 million in intangibles and stock based compensation for the six months ended July 1, 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT

Upon consummation of the business combination between Summit and Viewlogic in March 2000, Innoveda immediately charged to expense $2.4 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process research and development was determined by an independent appraiser, identifying research projects in areas for which technological feasibility had not been established.

RESTRUCTURING AND NON-RECURRING CHARGES

During the first quarter ended April 1, 2000, Innoveda recorded approximately $2.2 million in restructuring charges. This included primarily severance and other costs relating to the consolidation of duplicative facilities as a result of the business combination between Summit and Viewlogic. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni Solutions Corporation during the first quarter of fiscal 2000. Charges associated with the Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

The following table presents the components of the non-recurring restructuring charges accrued during the period ended April 1, 2000 and the charges against the reserves through July 1, 2000.

                                                                                      July 1, 2000
                                      Total           Non-cash        Amounts          Accrual
                                      Charge         Write-offs         Paid           Balance

Severance and related                 $  780             $  -         $    704         $    76
Non-cancelable commitments             1,389                -              399             990
Capitalized software                      74               74                -               -
                                      ------             ----         --------         -------

   Totals                             $ 2,243            $ 74         $  1,103         $ 1,066
                                      =======            ====         ========         =======

All significant amounts are expected to be paid within one year from the merger date of March 23, 2000.

OTHER INCOME (EXPENSE)

Other income (expense) consists of the net of interest expense relating to Innoveda's term loan and revolving credit line, interest income from cash and cash equivalent balances, and currency exchange rate differences resulting from foreign operations in local currencies. Other income increased by $0.5 million from other expense of $0.3 million for the second quarter ended July 3, 1999 to other income of $0.2 million for the second quarter ended July 1, 2000. Other expense decreased by $0.5 million from other expense of $0.6 million for the six months ended July 3, 1999 to other expense of $0.1 million for the six months ended July 1, 2000. The increase in other income is due to the greater interest income resulting from the infusion of approximately $28.1 million in cash from the acquisition of Summit in March 2000, and also due to the decreased interest expense resulting from the repayment of Innoveda's revolving credit line.

INCOME TAX PROVISION

The income tax provision decreased by $183,000 from a provision of $171,000 for the second quarter ended July 3, 1999 to an income tax benefit of $12,000 for the second quarter ended July 1, 2000. The income tax provision decreased by $1.9 million from a provision of $0.7 million for the six months ended July 3, 1999 to an income tax benefit of $1.2 million for the six months ended July 1, 2000. Quarterly tax provisions are based on the estimated effective tax rate for the full year.

LIQUIDITY AND CAPITAL RESOURCES

Innoveda finances its operations primarily through cash generated from operations, supplemented by short-term borrowings from a revolving credit line. As of July 1, 2000, Innoveda had approximately $21.7 million in cash and cash equivalents. Innoveda has an available $6.0 million revolving line of credit with Fleet Bank. As of July 1, 2000, there was no balance outstanding under this line of credit.

Innoveda has an $18.0 million term loan with Fleet Bank, with approximately $10.0 million outstanding as of July 1, 2000. The loan agreement was amended as of July 31, 2000 to include Innoveda as a borrower. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profits, interest and debt service coverage ratios and maximum leverage ratios. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda is in compliance with all of its debt covenants as of July 1, 2000.

As of July 1, 2000, Innoveda had working capital of approximately $8.2 million.

For the six months ended July 3, 1999, net cash provided by operating activities was approximately $1.4 million, resulting primarily from net income for the period of $0.9 million. For the six months ended July 1, 2000, net cash provided by operating activities was approximately $3.5 million. This was due primarily to the net collection of $3.4 million of accounts receivable during the period.

Net cash used in investing activities was approximately $2.0 million for the six months ended July 3, 1999, mainly due to the purchase of OmniView. Net cash provided by investing activities for the six months ended July 1, 2000 was approximately $24.5 million, primarily due to the cash acquired as a result of the merger of Viewlogic and Summit in March 2000.

Net cash used in financing activities was approximately $1.0 million and $6.8 million for the six months ended July 3, 1999 and July 1, 2000, respectively, primarily due to the repayment of principal on debt.

As part of the PADS acquisition, Innoveda is required to repay approximately $7.5 million of PADS' debt plus the cash payment of approximately $1.9 million to PADS shareholders. Innoveda expects to partially fund these amounts using PADS' cash, which totaled approximately $3.8 million as of June 30, 2000, as well as the net proceeds from the sale of the VirSim product line discussed above.

Innoveda believes that its current cash and cash equivalents, combined with amounts available under the revolving line of credit, will satisfy Innoveda's anticipated working capital and other cash requirements for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This SFAS establishes standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either an asset or liability in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Innoveda is planning to adopt SFAS 133 in the first quarter of fiscal 2001. Innoveda is currently evaluating this statement, but does not expect the adoption of SFAS 133 to have a material effect on Innoveda's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the SEC's views in applying revenue recognition in financial statements. The provisions of SAB No. 101 are effective in the first quarter of our current fiscal year beginning January 2, 2000. Innoveda has not yet completed its evaluation of the effects of SAB No. 101.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

IF INNOVEDA CANNOT SUCCESSFULLY INTEGRATE SUMMIT AND VIEWLOGIC AND/OR INNOVEDA AND PADS, THE ANTICIPATED ADVANTAGES OF THE BUSINESS COMBINATION BETWEEN SUMMIT AND VIEWLOGIC AND/OR INNOVEDA AND PADS MAY NOT BE REALIZED, IN FULL, IF AT ALL.

Innoveda was formed by the business combination of Viewlogic Systems, Inc., and Summit Design, Inc. in March 2000. Innoveda has entered into a merger agreement with PADS Software, Inc. The merger agreement provides that a wholly owned subsidiary of Innoveda will merge with and into PADS, with PADS surviving as a wholly owned subsidiary of Innoveda following the merger. The integration of Summit and Viewlogic requires the dedication of Innoveda management resources. This may distract management's attention from the effort to integrate PADS into Innoveda and from the management of the day-to-day business of Innoveda. Employee uncertainty and lack of focus during integration may also disrupt the business of Innoveda. Retention of key employees by Innoveda and the combined company of Innoveda and PADS has been, and will remain, critical to ensure continued advancement, development and support of the companies' technologies, and ongoing sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. The inability to successfully integrate Summit and Viewlogic and/or Innoveda and PADS and to retain key technical, sales or marketing personnel after the Summit and Viewlogic combination and the merger of Innoveda and PADS would adversely affect the combined company's business.

INNOVEDA MAY NOT SUCCESSFULLY INTEGRATE RECENT BUSINESS ACQUISITIONS OF SUMMIT DESIGN AND VIEWLOGIC.

Each of Summit Design and Viewlogic has recently completed other business acquisitions. The size and number of recent acquisitions may add to the difficulties of integrating Summit Design's and Viewlogic's businesses. Products, technologies, distribution channels, key personnel and businesses of previously acquired companies may not effectively integrate into Innoveda's business or product offerings. Moreover, this integration may adversely affect Innoveda's business.

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

INNOVEDA DEPENDS ON THIRD PARTIES FOR PRODUCT INTEROPERABILITY, AND THAT MAKES INNOVEDA VULNERABLE IF THESE THIRD PARTIES REFUSE TO COOPERATE WITH INNOVEDA ON ECONOMICALLY FEASIBLE TERMS.

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

         DISTRIBUTORS' CONTINUED VIABILITY. If any of Innoveda's distributors fails, Innoveda's business may suffer. Innoveda relies on distributors for licensing and support of Innoveda's products, particularly in Japan and other parts of Asia. Innoveda depends on the relationships with its distributors to maintain or increase sales. Since Innoveda's products are used by skilled design engineers, distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. Accordingly, Innoveda depends on the continued viability and financial stability of these distributors.

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

         JAPAN. Innoveda has exclusive distribution agreements with two distributors in Japan, which collectively cover all of Innoveda's products in Japan. If either of these distributors terminates its relationship with Innoveda, it could have a material adverse affect on Innoveda's business, financial condition, results of operations or cash flows.

INNOVEDA FACES THE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, INCLUDING ITS BUSINESS ACTIVITIES IN ISRAEL, EUROPE AND ASIA.

International revenue and expenses represent a significant portion of Innoveda's total revenue and expenses, and Innoveda expects this trend to continue. International sales and operations involve numerous risks, including, among others:

         fluctuations in the value of the dollar relative to foreign currencies can make Innoveda's products and services more expensive in foreign markets or increase Innoveda's expenses;

         tariff regulations and other trade barriers;

         requirements for licenses, particularly with respect to the export of certain technologies;

         collectability of accounts receivable;

         changes in regulatory requirements; and

         difficulties in staffing and managing foreign operations and extended payment terms.

These factors may have a material adverse effect on Innoveda's future international sales and operations and, consequently, on its business, financial condition, results of operations or cash flows. In addition, financial markets and economies in the Asia Pacific region have been experiencing adverse conditions, and these adverse economic conditions may worsen. Demand for and sales of Innoveda's products in this region may decrease.

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

INNOVEDA FACES THE RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL, INCLUDING POLITICAL AND COORDINATION RISKS.

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

INNOVEDA MUST CONTINUE TO ADD VALUE TO ITS CURRENT PRODUCTS TO SERVE ITS INSTALLED CUSTOMER BASE OR ITS REVENUE DERIVED FROM MAINTENANCE AGREEMENTS WILL DECREASE.

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

As of July 1, 2000, Innoveda had cash and cash equivalents of $21.7 million and had borrowings of approximately $10.0 million under its credit facility. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profits, interest and debt service coverage ratios and maximum leverage ratios. Collectively, these limitations and covenants may substantially restrict the flexibility of Innoveda's management in quickly adjusting its financial and operational strategies to react to changing economic and business conditions and may compromise Innoveda's ability to react to the rapidly evolving environment of the electronic design automation industry. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda may not be able to secure replacement financing on terms acceptable to it or to its stockholders, or at all. In the event of a default by Innoveda, Innoveda's lender may enforce its security interest and take possession of substantially all or some of Innoveda's assets.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Innoveda is exposed to market risk from interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK. Innoveda is exposed to interest rate risk primarily through its credit facility. Innoveda has available a $24.0 million credit facility with Fleet National Bank consisting of a $6.0 million revolving line of credit and an $18.0 million term loan. Interest terms on the line of credit and the term loan are determined, at the option of Innoveda, for varying periods. Innoveda may elect to have the interest rate based on Fleet's prime rate or based on the LIBOR rate at the time of the election, depending on Innoveda's leverage financial rate as defined in the credit facility. As of January 1, 2000 the interest rate on the line of credit was 7.3% and on the term loan was 8.26%.As of July 1, 2000, the interest rate on the line of credit was 7.3% and on the term loan was 9.03%. Payments of principal outstanding under either the line of credit or the term loan may be made at any time and must be repaid in full by September 30, 2003. On October 3, 1998, as required under the credit facility, Innoveda entered into a no-fee interest swap agreement with Fleet to reduce the impact of changes in interest rates on its floating rate credit facility. This agreement effectively converts a portion of the floating-rate obligation into a fixed-rate obligation of 7.2% for a period of 60 months, expiring on September 30, 2003. The notional principal amount of the interest rate-swap agreement was $7.8 million as of January 1, 2000. Innoveda is exposed to credit loss in the event of non-performance by the counter parties to the interest rate-swap agreement. Open interest rate contracts are reviewed regularly by Innoveda to ensure that they remain effective as hedges of interest rate exposure. Management believes that the rate-swap agreement approximates fair value. After taking into consideration the interest-swap agreement, a hypothetical 10% adverse movement in average interest rates would not have a material effect on Innoveda's financial results.

FOREIGN CURRENCY RISK Innoveda is also exposed to the impact of foreign currency fluctuations. Since Innoveda translates foreign currencies into U.S. dollars for reporting purposes, weakened currencies in its subsidiaries have a negative, though immaterial, impact on its results. Innoveda also believes that the exposure to currency exchange fluctuation risk is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. Innoveda entered into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies during the six months ended July 1, 2000. Realized and unrealized gains and losses on foreign exchange contracts for the six months ended July 1, 2000 were insignificant. Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

PART II   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On Thursday, July 13, 2000, Innoveda held its Annual Meeting of Stockholders. William J. Herman was elected as a Class III director at the meeting. The term of offices as a director of William V. Botts, Lorne J. Cooper, Steven P. Erwin, and Keith B. Geeslin continued after the meeting. At the meeting, the votes cast for each matter described below were as follows:

1. Election of one Class III director, William J. Herman, for the ensuing three years and until his successor is duly elected and qualified.

    For:          28,525,073
    Withheld:      1,316,361

2. Approval of an amendment to Innoveda's Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock of Innoveda from 50,000,000 to 100,000,000.

    For:                   29,653,214
    Against:                   94,500
    Abstain:                   93,720
    Broker Non-Votes:               0

3. Approval of Innoveda's 2000 Amended and Restated Stock Incentive Plan and the authorization of an initial 4,500,000 shares of Innoveda's common stock for issuance under such plan, plus an additional 2,000,000 shares of Innoveda's common stock each year of the plan.

    For:                   19,247,251
    Against:                1,895,134
    Abstain:                  120,766
    Broker Non-Votes:       8,578,283

4. Approval of Innoveda's 2000 Employee Stock Purchase Plan and the authorization of 700,000 shares of Innoveda's common stock for issuance under such plan.

    For:                   21,038,503
    Against:                  107,340
    Abstain:                  117,308
    Broker Non-Votes:       8,578,283

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

The exhibits filed as a part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith, and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission. Innoveda's file number under the Securities Exchange Act of 1934 is 000-20923.

(b) Reports on Form 8-K

On April 7, 2000, Innoveda filed a Current Report on Form 8-K dated March 23, 2000. Innoveda amended its Current Report on Form 8-K dated March 23, 2000 on May 15, 2000. As amended, the Current Report on form 8-K dated March 23, 2000 reports: (i) under Item 1, a change in control resulting from the business combination between Viewlogic Systems, Inc. and Summit Design, Inc.; (ii) under
Item 2 the acquisition of assets in connection with the business combination between Viewlogic and Summit; (iii) under Item 5, certain financial statements of Viewlogic; (iv) under Item 7, certain other financial statements of Viewlogic and pro forma financial information of Innoveda; and (v) under Item 8, the adoption by Innoveda of Viewlogic's fiscal year due to the treatment of the business combination between Viewlogic and Summit as a "reverse acquisition". Financial statements filed therewith include the following:

A.    Financial Statements of Viewlogic

      1. Unaudited Statements of Revenues and Expenses and Consolidated Statements of Operations for each of the three month periods ending April 3, 1999, July 3, 1999, October 2, 1999 and January 1, 2000.

      2.  Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000.

      3. Statement of Revenues and Expenses for the year ended December 31, 1997 and Consolidated Statements of Operations for the years ended January 2, 1999 and January 1, 2000.

      4. Consolidated Statements of Comprehensive Income for the years ended January 2, 1999 and January 1, 2000.

      5. Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended January 2, 1999 and January 1, 2000.

      6. Consolidated Statements of Cash Flows for the years ended January 2, 1999 and January 1, 2000.

B.    Pro Forma Financial Information of Innoveda

      1. Unaudited Pro Forma Combined Condensed Balance Sheet as of December 31, 1999.

      2. Unaudited Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1999.

On June 19, 2000, Innoveda filed a Current Report on Form 8-K dated June 2, 2000 reporting under Item 5 a press release announcing that Innoveda had entered into a definitive merger agreement to acquire PADS Software, Inc., a privately held company.

On June 30, 2000, Innoveda filed a Current Report on Form 8-K dated June 23, 2000 reporting under Item 4 its dismissal of PricewaterhouseCoopers LLP, and its engagement of Deloitte & Touche LLP, as its independent auditors.

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

                                   INNOVEDA, INC.

                                   By:  /s/ Kevin P. O' Brien
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date:  August 15, 2000

EXHIBIT INDEX

Exhibit No.       Description

2.1(1)            Agreement and Plan of Merger and Reorganization dated
                  June 2, 2000 among Innoveda, Inc., Innovative Software, Inc., PADS Software, Inc., and Kyoden Company Ltd.

2.2(1) Form of Voting and Transfer Restriction Agreement dated as of June 2, 2000.

2.3(1) Software Purchase Agreement and Source Code License Grant-Back dated July 28, 2000 by and between Synopsys, Inc., Synopsys International Ltd., Innoveda, Inc., and Innoveda Minnesota Holdings, Inc.

3.1(2) Certificate of Amendment of Amended and Restated Certificate of Incorporation of Innoveda, Inc.

10.1(1)           Amended and Restated 2000 Stock Incentive Plan.

10.2(1)           2000 Employee Stock Purchase Plan.

10.3(1) Amended and Restated Loan Agreement dated July 31, 2000 among Innoveda, Inc., Viewlogic Systems, Inc., Fleet National Bank, as agent and a lender and, the other financial institutions party thereto.

27.1              Financial Data Schedule.

-------------------------------
(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-42814), as amended.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-43582).