Form 10-Q
period 2000-09-30
INNOVEDA INC
filed 2000-11-14
CIK 925072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO_______

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

As of November 13, 2000, the Registrant had outstanding 39,216,947 shares of Common Stock, $0.01 par value per share.

                                 INNOVEDA, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I            FINANCIAL INFORMATION                                              Page


Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2000
         and January 1, 2000.                                                         3

         Condensed Consolidated Statements of Operations for the
         Quarter Ended September 30, 2000 and October 2, 1999 and the
         Nine Months Ended September 30, 2000 and October 2, 1999.                    4

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended September 30, 2000 and October 2, 1999.                5

         Notes to Condensed Consolidated Financial Statements.                        6


Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                         13

Item 3   Quantitative and Qualitative Disclosures about Market Risk                  26


PART II  OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K                                            28

Signature                                                                            29

Exhibit index                                                                        30

                                 INNOVEDA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                        September 30, 2000       January 1, 2000
                                                        ------------------       ---------------
                                ASSETS

Current assets:
   Cash and cash equivalents                                     $  23,726              $    531
   Accounts receivable, net                                         18,804                14,290
   Prepaid expenses and other                                        3,126                 2,722
   Prepaid income taxes                                              1,204                 1,228
   Deferred income taxes                                             6,641                 1,342
                                                                 ---------              --------
      Total current assets                                          53,501                20,113

Equipment and furniture, net                                         7,688                 4,477
Capitalized software costs, net                                      2,366                 2,427
Purchased technology and other intangibles, net                     66,387                 3,508
Goodwill, net                                                       11,230                    --
Deposits and other assets                                            1,245                   920
                                                                 ---------              --------

         Total assets                                            $ 142,417              $ 31,445
                                                                 =========              ========

                             LIABILITIES

Current liabilities:
   Notes payable, current portion                                $   4,250              $  3,125
   Capital lease obligations, current portion                          567                   372
   Accounts payable                                                  3,135                 2,840
   Accrued liabilities                                              19,558                 7,140
   Deferred revenue                                                 21,955                14,595
                                                                 ---------              --------
      Total current liabilities                                     49,465                28,072
                                                                 ---------              --------

Notes payable, less current portion                                  5,750                13,825
Capital lease obligation, less current portion                         391                   554
Other long-term liabilities                                          1,934                    --
Deferred income taxes                                               28,398                 2,393
                                                                 ---------              --------

         Total liabilities                                          85,938                44,844
                                                                 ---------              --------

Redeemable, convertible preferred stock                                 --                32,000
                                                                 ---------              --------

                        STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, 100,000 authorized,
39,300 outstanding at September 30, 2000, $0.001 par value,
35,000 authorized, 7,969 outstanding at January 1, 2000                393                     8
Additional paid-in capital                                         115,977                 4,777
Notes due from stockholders                                           (932)                 (927)
Deferred compensation                                               (1,261)               (1,701)
Accumulated deficit                                                (57,770)              (47,845)
Accumulated other comprehensive income                                  72                   289
                                                                 ---------              --------
   Total stockholders' equity (deficit)                             56,479               (45,399)
                                                                 ---------              --------

         Total liabilities and stockholders' equity (deficit)    $ 142,417              $ 31,445
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

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                  (unaudited)

                                            For the Quarter Ended      For the Nine Months Ended
                                         September 30,    October 2,   September 30,   October 2,
                                         -------------    ----------   -------------   ----------
                                              2000           1999           2000          1999
                                              ----           ----           ----          ----

Revenue:
   Software                                   $ 12,578      $  6,008        $ 31,819      $ 19,107
   Services and other                           10,525         7,577          27,229        21,710
                                              --------      --------        --------      --------
      Total revenue                             23,103        13,585          59,048        40,817
                                              --------      --------        --------      --------

Costs and expenses:
   Cost of software                              1,994         1,766           5,466         4,503
   Cost of services and other                    2,214         1,514           5,826         4,670
   Sales and marketing                           8,046         5,334          22,983        16,564
   Research and development                      5,750         2,902          15,021         8,380
   General and administrative                    1,776           996           4,555         3,015
   Amortization of intangibles                   2,508           234           5,588           354
   Amortization of stock compensation              147           139             441           384
   In process research and development           3,053            --           5,453            --
   Merger related restructuring costs              493            --           2,736            --
                                              --------      --------        --------      --------
      Total operating expenses                  25,981        12,885          68,069        37,870
                                              --------      --------        --------      --------
         Operating income (loss)                (2,878)          700          (9,021)        2,947

Other expense                                     (200)         (546)           (340)       (1,172)
                                              --------      --------        --------      --------

Income (loss) before provision for
  income taxes                                  (3,078)          154          (9,361)        1,775

Provision (benefit) for income taxes             1,736           (38)            564           708
                                              --------      --------        --------      --------

Net income (loss)                             ($ 4,814)     $    192        ($ 9,925)     $  1,067
                                              ========      ========        ========      ========


Earnings (loss) per share:
   Basic                                      ($  0.14)     $   0.04        ($  0.40)     $   0.32
                                              ========      ========        ========      ========
   Diluted                                    ($  0.14)     $   0.01        ($  0.40)     $   0.07
                                              ========      ========        ========      ========

Weighted average shares outstanding:

   Basic                                        33,336         4,557          24,590         3,302
                                              ========      ========        ========      ========
   Diluted                                      33,336        16,353          24,590        14,694
                                              ========      ========        ========      ========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           For the Nine Months Ended
                                                                          September 30,       October 2,
                                                                          -------------       ----------
                                                                              2000               1999
                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           ($ 9,925)           $ 1,067

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                               9,649              2,854
   Compensation under stock option agreements                                    440                384
   Write-off of in process research and development                            5,453                 --
Change in assets and liabilities:
   Accounts receivable                                                         2,294             (2,525)
   Prepaid and other current assets                                              622             (1,059)
   Deferred income taxes                                                      (3,919)                40
   Accounts payable                                                           (1,427)               219
   Accrued liabilities                                                         3,621                126
   Deferred revenue                                                           (3,104)                44
                                                                            --------            -------
      Net cash provided by operating activities                                3,704              1,150
                                                                            --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                            (2,168)              (743)
Capitalized software costs                                                    (1,353)              (811)
Proceeds from sale of VirSim product line                                      7,000                 --
Cash acquired in acquisition of PADS Software, Inc.
       net of transaction costs                                                2,857                 --
Cash acquired in acquisition of Summit Design, Inc.
       net of transaction costs                                               27,036                 --
Purchase of Transcendent Design Technologies, Inc.                                --                285
Purchase of OmniView, Inc.                                                        --             (1,153)
Other                                                                             --               (300)
                                                                            --------            -------
      Net cash provided by (used in) investing activities                     33,372             (2,722)
                                                                            --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on debt                                                (14,320)            (1,500)
Proceeds from exercise of stock options                                          872                 --
Repayments of capital lease obligations                                         (300)               (94)
                                                                            --------            -------
      Net cash used in financing activities                                  (13,748)            (1,594)
                                                                            --------            -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                     (133)               (25)
                                                                            --------            -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          23,195             (3,191)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   531              4,487
                                                                            --------            -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 23,726            $ 1,296
                                                                            ========            =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                   657              1,281
                                                                            ========            =======
      Income taxes                                                               257              1,369
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

                                 INNOVEDA, INC.
              Notes to Condensed Consolidated Financial Statements
                     (in thousands, except per share data)

1.   BASIS OF PRESENTATION

Innoveda, Inc. ("Innoveda" or the "Company"), a Delaware corporation, was created by the business combination of Summit Design, Inc. ("Summit") and Viewlogic Systems, Inc. ("Viewlogic") which was consummated on March 23, 2000. In addition, the Company subsequently acquired PADS Software, Inc. ("PADS") on September 22, 2000. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The business combination of Summit with Viewlogic was effected by means of the merger of a wholly owned subsidiary of Summit with and into Viewlogic, with Viewlogic surviving as a wholly owned subsidiary of Summit. The business combination was accounted for as a reverse acquisition, as former shareholders of Viewlogic owned a majority of the outstanding stock of Summit subsequent to the business combination. Therefore, for accounting purposes, Viewlogic is deemed to have acquired Summit. The business combination of Innoveda and PADS was accounted for as a purchase of PADS by Innoveda.

All fiscal 1999 financial information presented herein, with the exception of pro forma results, represents only the financial results for Viewlogic. The fiscal 2000 financial information presented in the Condensed Consolidated Statements of Operations, and the Condensed Consolidated Statements of Cash Flows represents the results for Viewlogic for the periods stated and includes the financial results for Summit commencing March 24, 2000, and the financial results for PADS commencing September 23, 2000. The operating results for the quarter ended September 30, 2000 and for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future period. There has been no change to the estimated fair value of assets acquired, liabilities assumed and resulting goodwill relating to the Summit merger, reported in Innoveda's Quarterly Report on Form 10-Q for the period ended April 1, 2000. However, the estimated fair value of assets may be subject to further refinement.

The accompanying financial statements should be read in conjunction with the fiscal 1999 consolidated financial statements of Viewlogic, Summit, and PADS, as well as Innoveda's Current Report on Form 8-K dated March 23, 2000, as amended, the Innoveda Form S-4 filed August 11, 2000 as amended, and note 2 on this Form 10-Q entitled "Merger of Innoveda and PADS".

2.   MERGER OF INNOVEDA AND PADS

On June 2, 2000, Innoveda, Inc. entered into a merger agreement with PADS Software, Inc. The merger was consummated on September 22, 2000. The merger agreement provided that a wholly owned subsidiary of Innoveda would merge with and into PADS, with PADS surviving as a wholly owned subsidiary of Innoveda following the merger. For the merger, Innoveda issued 6,473,136 shares of its common stock and paid approximately $2.0 million to the PADS stockholders. PADS capital stock outstanding at the merger date was exchanged for shares of Innoveda common stock at the rate of approximately 1 to 1.9 per share, plus $.579 per share in cash. In addition, each outstanding option to purchase shares of PADS common stock was converted into an option to purchase 2.0355 shares of Innoveda common stock, and the option exercise prices were adjusted accordingly.

The Merger was accounted for under the purchase method of accounting. The operating results of PADS have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. On a preliminary basis, goodwill and other intangibles in the amount of approximately $49,071 have been capitalized. As a result of the Merger, $3,053 relating to in-process research and development has been expensed. The goodwill and other intangibles will be amortized over estimated useful lives of three to seven years.

Below is a table of the PADS acquisition costs and the preliminary purchase price allocation (in thousands):

             Preliminary purchase price:
             Common stock                                             $ 23,870
             Stock options                                                 366
             Cash payment to PADS stockholders                           1,976
             Acquisition costs                                             550
                                                                      --------
             Total preliminary purchase price                         $ 26,762
                                                                      ========

             Preliminary purchase price allocation:
             Tangible net assets acquired                             $    227
             Assumed debt                                               (7,381)
             Deferred income taxes                                     (18,208)
             Intangible net assets acquired:
             Purchased technology, assembled workforce,
              customer base, and trademarks                             47,293
             Goodwill                                                    1,778
             In-process research and development                         3,053
                                                                      --------
             Total                                                    $ 26,762
                                                                      ========

Pursuant to the PADS merger agreement, Innoveda paid all of the assumed debt after the closing.

During the third quarter ended September 30, 2000, Innoveda recorded approximately $0.5 million in restructuring charges relating to the PADS merger. This was primarily comprised of severance and exit costs to close Innoveda duplicative facilities as a result of the merger.

The following table presents the components of the merger related restructuring charges accrued during the period ended September 30, 2000 and the charges against the reserves through September 30, 2000. All significant amounts are expected to be paid within one year from the merger date of September 22, 2000.

                                    Total       Non-cash        Amounts     September 30, 2000
                                   Charge      Write-offs        Paid         Accrual Balance
                                   ------      ----------       -------     ------------------

Severance                           $250          $--            $-                $250
Non-cancelable commitments           199           --             3                 196
Capitalized software                  44           44             -                  --
                                    ----          ---            --                ----

   Totals                           $493          $44            $3                $446
                                    ====          ===            ==                ====


3.       MERGER OF VIEWLOGIC AND SUMMIT

On March 23, 2000, a change in control of the Registrant occurred at the effective time (the "Effective Time") of the Merger contemplated by that certain Agreement and Plan of Reorganization dated as of September 16, 1999 (the "Reorganization Agreement") by and among Summit, Hood Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Summit ("Merger Sub"), and Viewlogic. At the Effective Time, Merger Sub merged with and into Viewlogic with Viewlogic surviving as a wholly owned subsidiary of Summit (the "Merger"). In connection with the Merger, Summit changed its name to Innoveda, Inc. Pursuant to the Reorganization Agreement, Summit issued 16,337,979 shares of its common stock to Viewlogic shareholders in exchange for all the outstanding common stock of Viewlogic

(24,051,963 outstanding shares) at a .67928 to 1 exchange ratio. Immediately after the Effective Time, the shareholders of Viewlogic immediately prior to the Effective Time owned 50.6% of the outstanding common stock of Innoveda, Inc., and the shareholders of Summit immediately prior to the Effective Time owned the remaining 49.4% of the outstanding shares of Innoveda common stock.

The Merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition, as the stockholders of Viewlogic received the larger portion of the voting interests in the combined company. Viewlogic was considered the acquirer for accounting purposes and recorded Summit's assets and liabilities based upon their estimated fair values. The operating results of Summit have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. On a preliminary basis, goodwill and other intangibles in the amount of approximately $37,737 have been capitalized. As a result of the Merger, $2,400 relating to in-process research and development has been expensed. The goodwill and other intangibles will be amortized over estimated useful lives of three to seven years.

Below is a table of Summit acquisition costs and the preliminary purchase price allocation (in thousands):

          Preliminary purchase price:
          Common stock                                                $ 49,020
          Stock options                                                  4,882
          Acquisition costs                                              1,136
                                                                      --------
          Total preliminary purchase price                            $ 55,038
                                                                      ========
          Preliminary purchase price allocation:

          Tangible net assets acquired                                $ 28,489
          Assets impaired by Merger                                       (750)
          Deferred income taxes                                        (11,492)
          Intangible net assets acquired:
          Purchased technology, assembled workforce, and
           customer base                                                23,200
          Goodwill                                                      14,537
          In-process research and development                            2,400
          Estimated Merger related severance and shutdown
           costs, net of tax benefits                                   (1,346)
                                                                      --------
          Total                                                       $ 55,038
                                                                      ========


During the first quarter ended April 1, 2000, Innoveda recorded approximately $2.2 million in restructuring charges relating to the Summit merger. This primarily included severance and other costs relating to the consolidation of duplicative facilities as a result of the merger between Summit and Viewlogic. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni Solutions Corporation during the first quarter of fiscal 2000. Charges associated with Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

The following table presents the components of the non-recurring restructuring charges accrued during the period ended April 1, 2000 and the charges against the reserves through September 30, 2000. All significant amounts are expected to be paid within one year from the merger date of March 23, 2000.

                                 Total        Non-cash       Amounts     September 30, 2000
                                Charge       Write-offs       Paid         Accrual Balance
                                ------       ----------      -------     ------------------

Severance and related           $  780          $  -          $  759           $ 21
Non-cancelable commitments       1,389             -             720            669
Capitalized software                74            74               -              -
                              --------     ---------       ---------       --------

   Totals                       $2,243          $ 74          $1,479           $690
                              ========     =========       =========       ========


4.  PRO FORMA INFORMATION

The unaudited consolidated results of operations shown below are presented on a pro forma basis and represent the results of Viewlogic, Summit and PADS had the business combinations of these entities occurred at the beginning of the periods presented. This schedule includes all amortization and non-recurring charges for all entities for the periods shown.

                                             For the Quarter Ended         For the Nine Months Ended
                                          September 30,     October 2,     September30,   October 2,
                                          -------------     ----------     ------------   ----------
                                              2000             1999            2000          1999
                                              ----             ----            ----          ----

Revenue                                         $30,160        $27,659          $84,593      $81,399
Net loss                                         (7,174)        (4,561)         (18,973)     (10,135)

Net income per share - basic                     ($0.18)        ($0.12)          ($0.49)      ($0.26)
Net income per share - diluted                   ($0.18)        ($0.12)          ($0.49)      ($0.26)

Pro forma net losses for the periods presented include non-recurring merger-related charges of $6,531 and $2,665 for the quarters ended September 30, 2000 and October 2, 1999 respectively, and includes $14,368 and $4,005 for the nine month periods ended September 30, 2000 and October 2, 1999, respectively.

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the merger been consummated as of the above dates, nor are they necessarily indicative of future operating results.

5.  EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method.

Although Summit is the surviving legal entity after the March 2000 merger and the legal acquirer, for accounting purposes the Summit merger was treated as an acquisition of Summit by Viewlogic. The weighted average number of common shares outstanding has been adjusted for all periods reported in the table below to reflect the Summit exchange ratio of .67928, and the issuance of Innoveda shares to PADS shareholders as of September 22, 2000.

                                                    For the Quarter Ended        For the Nine Months Ended
                                                 September 30,    October 2,    September 30,     October 2,
                                                 -------------    ----------    -------------     ----------
                                                      2000           1999           2000             1999
                                                      ----           ---            ----             ----

   Net income (loss)                                 ($ 4,814)       $   192        ($ 9,925)        $ 1,067
                                                     ========        =======        ========         =======

Denominator:
Weighted average number of common
  shares - Basic                                       33,336          4,557          24,590           3,302

Dilutive effect of employee
  stock options                                            --            928              --             524
                                                                                    --------         -------
Dilutive effect of assumed conversion
  of preferred stock                                       --         10,868              --          10,868
                                                     --------        -------        --------         -------

Weighted average number of common
  shares - Diluted                                     33,336         16,353          24,590          14,694
                                                     ========        =======        ========         =======

Net income (loss) per share - basic                  ($  0.14)       $  0.04        ($  0.40)        $  0.32
                                                     ========        =======        ========         =======

Net income (loss) per share - diluted                ($  0.14)       $  0.01        ($  0.40)        $  0.07
                                                     ========        =======        ========         =======

For the quarters ended September 30, 2000 and October 2, 1999, there were 2,033 and 4,309 anti-dilutive weighted average shares, respectively, not included in the table above. For the nine month periods ending September 30, 2000 and October 2, 1999, there were 1,869 and 4,298 anti-dilutive weighted average shares, respectively, not included in the table above.

6.  BUSINESS SEGMENTS AND GEOGRAPHIC DATA

Innoveda operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region is as follows:

                                                For the Quarter Ended              For the Nine Months Ended
                                           September 30,        October 2,       September 30,       October 2,
                                           -------------        ----------       -------------       ----------
                                                2000               1999               2000              1999
                                                ----               ----               ----              ----
Revenue
   North America                                 $14,017           $ 9,238             $37,956          $27,448
   Europe                                          2,584             2,205               7,325            6,591
   Japan                                           4,094             1,622               9,599            4,310
   Other                                           2,408               520               4,168            2,468
                                                 -------           -------             -------          -------
      Total Revenue                              $23,103           $13,585             $59,048          $40,817
                                                 =======           =======             =======          =======

As a Percentage of Total Revenue
   North America                                      61%               68%                 64%              67%
   Europe                                             11%               16%                 13%              16%
   Japan                                              18%               12%                 16%              11%
   Other                                              10%                4%                  7%               6%
                                                 -------           -------             -------          -------
      Total                                          100%              100%                100%             100%
                                                 =======           =======             =======          =======

7.       COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods indicated.

                                              For the Quarter Ended       For the Nine Months Ended
                                            September 30,   October 2,   September 30,     October 2,
                                            -------------   ----------   -------------     ----------
                                                 2000          1999           2000            1999
                                                 ----          ----           ----            ----

Net income (loss)                                ($4,814)         $192       ($ 9,925)         $1,067

Foreign currency translation
  adjustments                                        (88)          350           (217)             89
                                                 -------          ----       --------          ------

Comprehensive income (loss)                      ($4,902)         $542       ($10,142)         $1,156
                                                 =======          ====       ========          ======

8.  DEBT

Innoveda has a $16.0 million credit facility with Fleet Bank, consisting of a $10.0 million term loan and a $6.0 million revolving credit line. There was approximately $10.0 million outstanding under the term loan and no amounts outstanding under the revolving credit line as of September 30, 2000. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include, but are not limited to, the maintenance of minimum levels of profits, interest and debt service coverage ratios and maximum leverage ratios. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda is in compliance with all of its debt covenants as of September 30, 2000.

9.  SALE OF VIRSIM PRODUCT LINE

On July 28, 2000, Innoveda entered into an agreement with Synopsys, Inc. in which Synopsys agreed to acquire Innoveda's VirSim electronic design software tool and certain related assets for a purchase price of $7.0 million. The sale was completed on August 2, 2000. There was no gain or loss on the sale as the proceeds were offset by a related write-off of goodwill and other intangible assets that were recorded from the merger of Summit and Viewlogic in March 2000. This transaction resulted in an additional tax provision of approximately $1.5 million in the third quarter of 2000. VirSim is used as a debugging and analysis environment with hardware description language simulators, including the Synopsys VCS Verilog simulator. Previously, Synopsys licensed VirSim from Innoveda for resale. Innoveda has retained rights to the product source code and plans to integrate the functionality of VirSim with its suite of verification tools. Innoveda customers who purchased VirSim bundled with other products from Innoveda will have continued support from Innoveda and will be transitioned to the integrated version of the technology over time. The sale will reduce anticipated revenues for the balance of the year by approximately $1.2 million due to the elimination of revenue from VirSim royalties.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the SEC's views in applying revenue recognition in financial statements. Innoveda is required to adopt SAB No. 101 in the fourth quarter of fiscal 2000 and has not yet completed its evaluation of the effects of SAB No. 101.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospectus, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", "plans", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, Innoveda undertakes no obligation to update publicly any forward-looking statements.

OVERVIEW
Innoveda operates in the United States and international markets developing, marketing and providing a comprehensive family of software tools used by engineers in the design of advanced electronic products and systems, and technical support and consulting services for those software tools. Innoveda currently markets and sells its products worldwide through multiple distribution channels, including independent distributors, value-added resellers, a direct sales organization, and telesales.

Innoveda continues to merge the operations of Summit, Viewlogic, and PADS, integrate distribution channels, and establish a significant market presence under it's new name. Innoveda believes that it has made significant progress in those areas during the period beginning at the business combination of Viewlogic and Summit and ended September 30, 2000.

The results discussed below for fiscal 1999 include only the operations of Viewlogic. The results for fiscal 2000 discussed below include the operations of Viewlogic for the periods stated, the operations of Summit commencing March 24, 2000, and the operations of PADS commencing September 23, 2000.

RESULTS OF OPERATIONS
The following table sets forth-certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

                                              For the Third Quarter Ended     For the Nine Months Ended
                                              September 30,    October 2,    September 30,     October 2,
                                              -------------    ----------    -------------     ----------
                                                   2000           1999           2000             1999
                                                   ----           ----           ----             ----
Revenue:
   Software                                             54%           44%              54%            47%
   Services and other                                   46%           56%              46%            53%
                                                       ---           ---              ---            ---
      Total revenue                                    100%          100%             100%           100%

Costs and expenses:
   Cost of software                                      9%           13%               9%            11%
   Cost of services and other                           10%           11%              10%            11%
   Sales and marketing                                  35%           39%              39%            41%
   Research and development                             25%           22%              25%            21%
   General and administrative                            8%            7%               8%             7%
   Amortization of intangibles and stock
     Compensation                                       11%            3%              10%             2%
   In process research and development                  13%           --                9%            --
   Non-recurring restructuring costs                     2%           --                5%            --
                                                       ---           ---              ---            ---
      Total operating expenses                         113%           95%             115%            93%

         Operating income (loss)                       -13%            5%             -15%             7%

Other income (expense)                                 -1%           -4%               -1%            -3%
                                                       ---           ---              ---            ---

Income (loss) before provision for
  income taxes                                         -14%            1%             -16%             4%

Provision (benefit) for income taxes                     7%           --                1%             2%
                                                       ---           ---              ---            ---

Net income (loss)                                      -21%            1%             -17%             2%
                                                       ===           ===              ===            ===


REVENUE

SOFTWARE REVENUE
Innoveda software revenue is derived from license fees from Innoveda's software products, licensed into the electronic design automation market. Software revenue increased by $6.6 million, or 109.4%, from $6.0 million for the third quarter ended October 2, 1999 to $12.6 million for the third quarter ended September 30, 2000. Software revenue increased by $12.7 million, or 66.5%, from $19.1 million for the nine months ended October 2, 1999 to $31.8 million for the nine months ended September 30, 2000. These increases are due to sales of SLD products, that were acquired as a result of the Summit merger in March 2000, increased sales from the acquisition of PADS Software Inc. in September 2000, and due to increased sales of Innoveda's HSSD and Enterprise products in the three month and nine month periods ended September 30, 2000 versus the same periods in 1999.

SERVICES AND OTHER REVENUE
Innoveda's service revenue is derived from maintenance contracts related to Innoveda's software products. Innoveda's other revenue is derived from consulting services and training classes offered to purchasers of Innoveda's products. Services and other revenue increased by $2.9 million, or 38.9%, from $7.6 million for the third quarter ended October 2, 1999 to $10.5 million for the third quarter ended September 30, 2000. Services and other revenue increased by $5.5 million, or 25.4%, from $21.7 million for the nine months ended October 2, 1999 to $27.2 million for the nine months ended September 30, 2000. These increases are primarily due to additional maintenance revenue in the second and third quarters of 2000 related to the acquisition of Summit, and to a lesser extent due to maintenance contract renewals, and higher consulting revenue from Innoveda's larger consulting group in the second and third quarters of 2000 versus the same periods in 1999.

COSTS AND EXPENSES

COST OF SOFTWARE REVENUE
Cost of software revenue includes royalties, product packaging, labor and other costs associated with ordering, handling, packaging and shipping products and other production related costs. The cost of software revenue increased by $0.2 million, or 12.9%, from $1.8 million for the third quarter ended October 2, 1999 to $2.0 million for the third quarter ended September 30, 2000. This increase is due primarily to the added cost of software revenue related to PADS sales for the eight-day period subsequent to the merger date. The cost of software revenue increased by $1.0 million, or 21.4%, from $4.5 million for the nine months ended October 2, 1999 to $5.5 million for the nine months ended September 30, 2000. This increase reflects increased royalty and commission payments, increased software replication costs, and the additional post-merger cost of Summit and PADS software revenue during the nine months ended September 30, 2000.

COST OF SERVICES AND OTHER REVENUE
Cost of services and other revenue consists primarily of personnel and facilities costs for customer support, consulting, and training classes offered to purchasers of Innoveda's products. The cost of service revenue increased by $0.7 million, or 46.2%, from $1.5 million for the third quarter ended October 2, 1999 to $2.2 million for the third quarter ended September 30, 2000. The cost of service revenue increased by $1.1 million, or 24.8%, from $4.7 million for the nine months ended October 2, 1999 to $5.8 million for the nine months ended September 30, 2000. These amounts are consistent with the increases in services and other revenue during the third quarter, and nine months ended September 30, 2000, respectively. Additionally, the increase in cost of services and other revenue are indicative of increased salary and compensation expenses relating to additional headcount as a result of the Summit merger in March 2000, and to a lesser extent, increased travel and related expenses incurred over the current year to support the increased services and other revenue.

SALES AND MARKETING
Sales and marketing expenses, which consist primarily of salaries, commissions, travel, trade shows, advertising campaigns, and direct mail solicitations, increased by $2.7 million, or 50.8%, from $5.3 million for the third quarter ended October 2, 1999 to $8.0 million for the third quarter ended September 30, 2000. Sales and marketing expenses increased by $6.4 million, or 38.8%, from $16.6 million for the nine months ended October 2, 1999 to $23.0 million for the nine months ended September 30, 2000. These increases were primarily due to higher salary and related expenses from additional sales and marketing headcount as a result of the Summit merger in March 2000, and to a lesser extent the PADS merger on September 22, 2000. Commission and travel expenses also increased proportionate to revenue in the three-month and nine month periods ended September 30, 2000, respectively. Additionally, advertising and other marketing program expenses increased during the nine months ended September 30, 2000, due to costs associated with the corporate identity and name change as a result of the merger with Summit in March 2000.

RESEARCH AND DEVELOPMENT
Research and development expenses consist of the engineering and related costs of developing new products and enhancements to existing products and performing quality assurance activities. Research and development expenses increased by $2.8 million, or 98.1%, from $2.9 million for the third quarter ended

October 2, 1999 to $5.8 million for the third quarter ended September 30, 2000. Research and development expenses increased by $6.6 million, or 79.2%, from $8.4 million for the nine months ended October 2, 1999 to $15.0 million for the nine months ended September 30, 2000. These increases over the prior year were due primarily to additional salary and other compensation costs resulting from headcount obtained from the Summit merger in March 2000, and to higher consulting, facility, and depreciation expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses consist primarily of the executive, finance, human resource, information services, administrative, legal and accounting expenses of Innoveda. General and administrative expenses increased by $0.8 million, or 78.3%, from $1.0 million for the third quarter ended October 2, 1999, to $1.8 million for the third quarter ended September 30, 2000. General and administrative expenses increased by $1.5 million, or 51.1%, from $3.0 million for the nine months ended October 2, 1999, to $4.5 million for the nine months ended September 30, 2000. These increases were primarily due to additional costs associated with the merger of Summit in March 2000, and to a lesser extent the merger with PADS in September 2000. These increased costs include additional headcount, telecommunications and depreciation expenses resulting from capital equipment purchases that were required to build Innoveda's infrastructure to support future growth.

AMORTIZATION OF INTANGIBLES AND GOODWILL
Amortization expense increased 612% from $0.4 million in the third quarter ended October 2, 1999 to $2.7 million in the third quarter ended September 30, 2000. Amortization expense increased 717% from $0.7 million in the nine months ended October 2, 1999 to $6.0 million in the nine months ended September 30, 2000. Innoveda had $3.8 million in intangible assets as of October 2, 1999, consisting of purchased technology and workforce from its acquisition of OmniView, Inc. in March 1999, and purchased technology related to the acquisition of Transcendent Design Technology, Inc. in August 1999. Innoveda had $77.6 million in intangible assets as of September 30, 2000, consisting primarily of purchased technology, goodwill, and purchased workforce and customer base, resulting from the Summit merger in March 2000 and the PADS merger on September 22, 2000, and the remaining intangible assets from the OmniView and Transcendent acquisitions in 1999. Innoveda's intangible assets are being amortized to expense over periods ranging from three to seven years.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES
In conjunction with the acquisition of PADS on September 22, 2000, in the third quarter ended September 30, 2000 Innoveda charged to expense $3.1 million representing the write-off of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by an independent appraiser. Similarly, in conjunction with the business combination of Summit and Viewlogic in March 2000, in the first quarter ended April 1, 2000 Innoveda charged to expense $2.4 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by another independent appraiser. For the nine months ended September 30, 2000, Innoveda charged approximately $5.5 million to expense.

RESTRUCTURING AND NON-RECURRING CHARGES RELATED TO SUMMIT MERGER
During the first quarter ended April 1, 2000, Innoveda recorded approximately $2.2 million in restructuring charges relating to the Summit merger. This primarily included severance and other costs relating to the consolidation of duplicative facilities as a result of the merger between Summit and Viewlogic. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni Solutions Corporation during the first quarter of fiscal 2000. Charges associated with Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

The following table presents the components of the non-recurring restructuring charges accrued during the period ended April 1, 2000 and the charges against the reserves through September 30, 2000. All significant amounts are expected to be paid within one year from the merger date of March 23, 2000.

                                     Total       Non-cash          Amounts        September 30, 2000
                                    Charge      Write-offs          Paid           Accrual Balance
                                    ------      ----------         -------        ------------------

Severance and related               $  780            $ --          $  759                      $ 21
Non-cancelable commitments           1,389              --             720                       669
Capitalized software                    74              74              --                        --
                                    ------            ----          ------                      ----

   Totals                           $2,243            $ 74          $1,479                      $690
                                    ======            ====          ======                      ====

RESTRUCTURING AND NON-RECURRING CHARGES RELATED TO PADS MERGER
During the third quarter ended September 30, 2000, Innoveda recorded approximately $0.5 million in restructuring charges relating to the PADS merger. This was primarily comprised of severance and exit costs to close duplicative facilities as a result of the merger.

The following table presents the components of the non-recurring restructuring charges accrued during the period ended September 30, 2000 and the charges against the reserves through September 30, 2000. All significant amounts are expected to be paid within one year from the merger date of September 22, 2000.

                                     Total       Non-cash          Amounts        September 30, 2000
                                    Charge      Write-offs          Paid           Accrual Balance
                                    ------      ----------         -------        ------------------

Severance                             $250             $--              $-                      $250
Non-cancelable commitments             199              --               3                       196
Capitalized software                    44              44               -                        --
                                      ----             ---              --                      ----

   Totals                             $493             $44              $3                      $446
                                      ====             ===              ==                      ====

OTHER INCOME (EXPENSE)
Other income (expense) consists of the net of interest expense relating to Innoveda's term loan and revolving credit line, interest income from cash and cash equivalent balances, and currency exchange rate differences resulting from foreign operations in local currencies. Other expense decreased by $0.3 million, from $0.5 million for the third quarter ended October 2, 1999 to $0.2 million for the third quarter ended September 30, 2000. Other expense decreased by $0.8 million, from $1.1 million for the nine months ended October 2, 1999 to $0.3 million for the nine months ended September 30, 2000. These decreases in other income and expense are primarily due to the higher interest income in 2000 resulting from the $28.1 million in cash acquired as a result of the Summit merger in March 2000.

INCOME TAX PROVISION
The income tax provision increased by $1.8 million, from a tax benefit of $38,000 for the third quarter ended October 2, 1999 to a provision of $1.7 million for the third quarter ended September 30, 2000. The income tax provision decreased by $0.1 million from a provision of $0.7 million for the nine months ended October 2, 1999 to a provision of $0.6 million for the nine months ended September 30, 2000. The income tax provision for the third quarter ended September 30, 2000 includes an estimated $1.5 million resulting from the sale of the VirSim product line on August 2, 2000. Quarterly tax provisions are based on the estimated effective tax rate for the full year.

LIQUIDITY AND CAPITAL RESOURCES
Innoveda finances its operations primarily through cash generated from operations, and also has short-term borrowings available from a revolving credit line. As of September 30, 2000, Innoveda had approximately $23.7 million in cash and cash equivalents. Innoveda has an available $6.0 million revolving line of credit with Fleet Bank. As of September 30, 2000, there was no balance outstanding under this line of credit.

Innoveda has an $10.0 million term loan with Fleet Bank, with approximately $10.0 million outstanding as of September 30, 2000. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profits, interest and debt service coverage ratios and maximum leverage ratios. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda is in compliance with all of its debt covenants as of September 30, 2000.

As of September 30, 2000, Innoveda had working capital of approximately $4.0 million.

For the nine months ended October 2, 1999, net cash provided by operating activities was approximately $1.2 million, resulting primarily from net income for the period of $1.1 million. For the nine months ended September 30, 2000, net cash provided by operating activities was approximately $3.7 million. This was due primarily to the net change of $2.3 million of accounts receivable during the period, as well as non-cash charges such as depreciation, amortization, and in-process R&D that more than offset the net loss of $9.9 million for the period.

Net cash used in investing activities was approximately $2.7 million for the nine months ended October 2, 1999, due to the purchase of OmniView, purchases of property and equipment, and spending for capitalized software projects. Net cash provided by investing activities for the nine months ended September 30, 2000 was approximately $33.4 million, primarily due to the cash acquired in the Summit and PADS mergers, and the sale of the VirSim product line during the nine months ended September 30, 2000.

Net cash used in financing activities was approximately $1.6 million for the nine months ended October 2, 1999 due to the repayment of principal on debt and repayment of capital lease obligations. Net cash used in financing activities was approximately $13.7 million for the nine months ended September 30, 2000 and was primarily due to the repayment of principal on debt, partially offset by cash provided by the exercise of stock options.

As part of the PADS merger, Innoveda repaid approximately $7.4 million of PADS' debt and made a cash payment of approximately $2.0 million to PADS shareholders. Innoveda funded these amounts using PADS' cash, which totaled approximately $4.8 million on the merger date of September 22, 2000, as well as the net proceeds from the sale of the VirSim product line as discussed above.

On October 19, 2000, Innoveda's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of its common stock during the period ending October 31, 2001. To date, Innoveda has repurchased 128,900 shares at a total cost of $359,274.75.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the SEC's views in applying revenue recognition in financial statements. Innoveda is required to adopt SAB No. 101 in the fourth quarter of fiscal 2000 and has not yet completed its evaluation of the effects of SAB No. 101.


ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

IF INNOVEDA CANNOT SUCCESSFULLY INTEGRATE SUMMIT AND VIEWLOGIC AND/OR INNOVEDA AND PADS, THE ANTICIPATED ADVANTAGES OF THE BUSINESS COMBINATION BETWEEN SUMMIT AND VIEWLOGIC AND/OR INNOVEDA AND PADS MAY NOT BE REALIZED, IN FULL, IF AT ALL.

Innoveda was formed by the business combination of Viewlogic Systems, Inc., and Summit Design, Inc. in March 2000. Innoveda also merged with PADS Software, Inc on September 22, 2000. The integration of Summit and Viewlogic requires the dedication of Innoveda management resources. This may distract management's attention from the effort to integrate PADS into Innoveda and from the management of the day-to-day business of Innoveda. Employee uncertainty and lack of focus during integration may also disrupt the business of Innoveda. Retention of key employees by Innoveda has been, and will remain, critical to ensure continued advancement, development and support of the Company's technologies and ongoing sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. The inability to successfully integrate Summit and Viewlogic and/or Innoveda and PADS and to retain key technical, sales or marketing personnel after the Summit and Viewlogic combination and the merger of Innoveda and PADS would adversely affect the combined Company's business.

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

INNOVEDA'S OPERATING RESULTS WILL LIKELY FLUCTUATE, AND FLUCTUATION MAY ADVERSELY AFFECT THE STOCK PRICE OF INNOVEDA COMMON STOCK.

Innoveda believes that its quarterly revenue, expenses and operating results will likely vary significantly from quarter to quarter. Innoveda also believes that period-to-period comparisons of Innoveda's operating results are not necessarily meaningful. As a result, you should not rely on these comparisons as indications of Innoveda's future performance. In addition, Innoveda operates with high gross margins, and a downturn in revenue could have a significant impact on income from operations and net income. Innoveda's results of operations could be below investors' and market makers' expectations in future quarters, which could have a material adverse effect on the market price of Innoveda's common stock.

IF THE SYSTEM DESIGN PORTION OF THE ELECTRONIC DESIGN AUTOMATION INDUSTRY ON WHICH INNOVEDA PRIMARILY FOCUSES DOES NOT GROW, INNOVEDA'S BUSINESS MAY SUFFER.

Innoveda focuses on the electromechanical, printed circuit board and system-level design automation markets while most major competitors focus their resources on the application-specific integrated circuit and integrated circuit design automation markets. Innoveda has adopted this focus because it believes that the increased complexity of application-specific integrated circuits and integrated circuit designs, and the resulting increase in design time, will cause electronic product manufacturers to differentiate their products at the system level. If the system design portion of the electronic design automation industry does not grow, it could have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows.

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

         JAPAN. Innoveda has exclusive distribution agreements with two distributors in Japan, which collectively cover a significant portion of Innoveda's products in Japan. If either of these distributors terminates its relationship with Innoveda, it could have a material adverse affect on Innoveda's business, financial condition, results of operations or cash flows.

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

INNOVEDA FACES THE RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL, INCLUDING POLITICAL AND COORDINATION RISKS.

         POLITICAL RISKS AND GOVERNMENTAL REGULATIONS. Innoveda's research and development operations related to Visual HDL and Visual SLD products are located in Israel. Economic, political and military conditions may affect Innoveda's operations in that country. Hostilities involving Israel, for example, could materially adversely affect Innoveda's business, financial condition and results of operations. Restrictions on Innoveda's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel further heightens the impact.

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

INNOVEDA DEPENDS ON ITS KEY PERSONNEL, AND FAILURE TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD CAUSE INNOVEDA'S BUSINESS TO SUFFER.

Innoveda's future success will depend in large part on its key technical and management personnel and its ability to continue to attract and retain highly-skilled technical, sales and marketing and management personnel. Innoveda's business could be seriously harmed if it lost the services of its Chairman of the Board, President and Chief Executive Officer, William J. Herman, or if it fails to attract and retain other key personnel.

Competition for personnel in the software industry in general, and the electronic design automation industry in particular, is intense. Innoveda has in the past experienced difficulty in retaining and recruiting qualified personnel. Innoveda may fail to retain its key personnel or attract and retain other qualified technical, sales and marketing and management personnel in the future. The loss of any key employees or the inability to attract and retain additional qualified personnel may have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of additional personnel, which could have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows.

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

As of September 30, 2000, Innoveda had cash and cash equivalents of $23.7 million and had borrowings of approximately $10.0 million under its credit facility. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profits, interest and debt service coverage ratios and maximum leverage ratios. Collectively, these limitations and covenants may substantially restrict the flexibility of Innoveda's management in quickly adjusting its financial and operational strategies to react to changing economic and business conditions and may compromise Innoveda's ability to react to the rapidly evolving environment of the electronic design automation industry. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda may not be able to secure replacement financing on terms acceptable to it or to its stockholders, or at all. In the event of a default by Innoveda, Innoveda's lender may enforce its security interest and take possession of substantially all or some of Innoveda's assets.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Innoveda is exposed to market risk from interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK. Innoveda is exposed to interest rate risk primarily through its credit facility. Innoveda has available a $16.0 million credit facility with Fleet National Bank consisting of a $6.0 million revolving line of credit and an $10.0 million term loan. Interest terms on the line of credit and the term loan are determined, at the option of Innoveda, for varying periods. Innoveda may elect to have the interest rate based on Fleet's prime rate or based on the LIBOR rate at the time of the election, depending on Innoveda's leverage financial rate as defined in the credit facility. As of January 1, 2000 the interest rate on the line of credit was 7.3% and on the term loan was 8.26%. As of September 30, 2000, the interest rate on the line of credit was 10.0% and on the term loan was 9.25%. Payments of principal outstanding under either the line of credit or the term loan may be made at any time and must be repaid in full by September 30, 2003. On October 3, 1998, as required under the credit facility, Innoveda entered into a no-fee interest swap agreement with Fleet to reduce the impact of changes in interest rates on its floating rate credit facility. This agreement effectively converts a portion of the floating-rate obligation into a fixed-rate obligation of 7.2% for a period of 60 months, expiring on September 30, 2003. The notional principal amount of the interest rate-swap agreement was $7.8 million as of January 1, 2000. Innoveda is exposed to credit loss in the event of non-performance by the counter parties to the interest rate-swap agreement. Open interest rate contracts are reviewed regularly by Innoveda to ensure that they remain effective as hedges of interest rate exposure. Management believes that the rate-swap agreement approximates fair value. After taking into consideration the interest-swap agreement, a hypothetical 10% adverse movement in average interest rates would not have a material effect on Innoveda's financial results.

FOREIGN CURRENCY RISK Innoveda is also exposed to the impact of foreign currency fluctuations. Since Innoveda translates foreign currencies into U.S. dollars for reporting purposes, weakened currencies in its subsidiaries have a negative, though immaterial, impact on its results. Innoveda also believes that the exposure to currency exchange fluctuation risk is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. Innoveda entered into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies during the nine months ended September 30, 2000. Realized and unrealized gains and losses on foreign exchange contracts for the nine months ended September 30, 2000 were insignificant. Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

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

(b) Reports on Form 8-K

On October 5, 2000, Innoveda filed a Current Report on Form 8-K dated September 22, 2000 reporting under Item 2 the acquisition of assets in connection with the business combination between Innoveda and PADS Software, Inc. Pursuant to General Instruction B.3 of Form 8-K, no financial statements were required to be filed therewith.

                                    SIGNATURE

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

                                   INNOVEDA, INC.

                                   By:  /s/ Kevin P. O' Brien
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date:  November 14, 2000

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1(1) Certificate of Amendment of Amended and Restated Certificate of Incorporation of Innoveda, Inc.

27.1              Financial Data Schedule

--------------------------------------------------------------------------------

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-43582).