Form 10-K
period 2000-12-30
INNOVEDA INC
filed 2001-03-30
CIK 925072

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                              --------------------
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

COMMISSION FILE NUMBER:  000-20923

                                 INNOVEDA, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               93-1137888
        -------------------------                      ----------
      (State or Other Jurisdiction                  (I.R.S. Employer
            of Organization)                       Identification No.)

            293 Boston Post Road West, Marlboro, Massachusetts 01752
            --------------------------------------------------------
                     (Address of principal executive office)

Registrant's Telephone number, including area code: (508) 480 0881

Securities Registered Pursuant to Section 12(b) of the Act:  None


Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing per share sale price of the Common Stock on February 28, 2001 as reported on the Nasdaq National Market ($3.875), was approximately $88,546,877. Shares of Common Stock held by each named executive officer and director and by each entity known to the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2001, Registrant had outstanding 39,067,285 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders scheduled to be held on June 15, 2001 (the "2001 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2000, are incorporated by reference into
Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2001 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

                 IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", "plans", and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including in particular, the risks discussed below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors that Could Affect Operating Results and Market Price of Stock". Unless required by law, the Registrant undertakes no obligation to update any forward-looking statements it may make.

PART I

ITEM 1. BUSINESS

GENERAL

Innoveda, Inc. was incorporated in the State of Delaware on December 29, 1993. The Company's principal executive offices are located at 293 Boston Post Road West, Marlboro, Massachusetts 01752 and its telephone number is (508) 480-0881. Unless the context otherwise requires, the terms "Corporation", "Company", "Registrant" and "Innoveda" as used in this report refer to Innoveda, Inc. and its wholly owned subsidiaries.

On March 23, 2000, the Company completed the business combination of Viewlogic Systems, Inc. and Summit Design, Inc. and was renamed Innoveda, Inc. At the effective time of the merger, the former holders of Viewlogic's capital stock held approximately 51% of the shares of Common Stock and thus, for accounting and tax purposes, Viewlogic is considered to be the acquirer in that transaction. On September 22, 2000, the Company completed its acquisition of PADS Software, Inc.

                               INNOVEDA'S BUSINESS

Innoveda offers productivity enhancing software and services for the electronic design automation market. Innoveda's products automate the design entry, analysis and testing of electronic products (including their components and systems). An electronic product is a product that is differentiated from competitive products through its electronic content, including:

      o     entire electronic systems or products;

      o electrical devices, known as printed circuit boards, that contain multiple chips and other components to create larger electrical functions;

      o     high-speed components;

      o     cabling and interconnects;

      o     field programmable gate arrays;

      o     application-specific standard parts; and

      o less complicated field programmable gate arrays known as programmable logic devices.

Innoveda's service offerings help large organizations developing electronic products become more productive, adopt new methods for designing their products and accelerate their adoption of new software tools.

Innoveda markets and supports its software and services worldwide through direct and indirect distribution channels to the telecommunications, networking, consumer electronics, computer, medical, industrial and automotive industries. The electronic products developed by companies in these industries include everything from cellular telephones and personal organizers to network equipment, personal computers and laptop computers, modems, automated teller machines, televisions, video cassette recorders, automobiles and airplanes.

Industry Background

Electronic design automation software is software that automates the tasks and process of designing electronic products and their related components and systems. This software has played a critical role in accelerating the dramatic advances in the electronics industry over the past two decades. For most of this period, the need for more advanced electronic design automation tools has been driven by the rapid increase in complexity of integrated circuits or chips, which are found in virtually all electronic products. An integrated circuit, or chip, is an electrical device consisting of various components, connections and switches that can be designed to perform a specific function. The increase in complexity of integrated circuits has been compounded by the scarcity of engineers skilled in the design and testing of chips. Moreover, the increase in the complexity of chips lengthens their development cycle. As a result, a greater number of engineering hours are required to design many of today's more complex chips, leading to either longer development schedules or the need for larger design teams. At the same time, competitive pressures shorten the life cycles of the electronic products that incorporate chips.

Innoveda believes that time-to-market pressures and the complexity of designing chips will cause manufacturers of electronic products to move towards differentiating their products at the system level - a design abstraction that involves the design of the entire electronic system or subsystem - rather than at the chip level, and plans to focus on providing tools for that purpose.

Electronic design automation has come to mean hardware design automation, and Innoveda believes that term alone is no longer appropriate to describe the breadth of the market for software tools used to automate the design of electronic products. The scope of this expanded market can be defined by the stages of the electronic design process that it includes, as shown in Figure 1.

Figure 1.  Electronic Product Design Automation Market

[Graphic; Strategic Business Planning/Product Proposal]

The system-level design automation phase of development is comprised of the software and services that serve the needs of designers designing electronic products that are composed of hardware, software and the interconnection between hardware components. This system-level design is based on the cooperative design of both hardware and software for the completed electronic product. An increasing number of electronic products now include software as a major component of the product. Therefore, system-level design involves managing tradeoffs among the following factors:

      o     system performance and features;

      o     system memory requirements;

      o     processor selection;

      o     chip area and cost;

      o     product cost;

      o     system power and battery life;

      o     effects of cables and connectors;

      o     system programmability; and

      o     project schedule.

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

In addition to the move towards differentiating products at the system level rather than at the chip level, in recent years the lengthening design cycles for chips and significant time-to-market pressures for electronic products have influenced the choice of chip technologies. There has been a shift away from fully customized integrated circuits and partially pre-designed integrated circuits, also known as application-specific integrated circuits, to more flexible technologies that shorten the design cycle. These more flexible technologies include:

      o chips whose function can be changed with software-like programming, known as field programmable gate arrays;

      o chips created to provide a fixed function for a specific application, known as application-specific standard parts; and

      o multi-purpose processing chips that actually run software programs, known as embedded processors.

These integrated circuit choices help to provide greater flexibility and faster time to market for companies that design electronic products. They also present new design automation challenges, including designing and testing systems that contain significant embedded software programs.

Further complicating the design task is the effect that faster chips have on overall system design. Fast-switching signals (when an electrical signal changes voltage beyond a predetermined amount) are required to achieve the very fast processor speeds we now take for granted. These fast signals can cause electrical signals to radiate from the chip or printed circuit board on which the chips are placed and cause unintentional negative effects on other signals on the chip or printed circuit board, potentially causing the system to fail. If the necessary analysis and testing is not performed before the system is manufactured, these problems can affect the quality of the final system in which the chips are embedded. This situation has created the need for sophisticated tools to design and test the wires on the chip and those that connect the chips and other components within electronic products.

These emerging design challenges, driven by faster, more complex chips, create many new problems for the manufacturers of electronic products and opportunities for companies that provide tools for the design of electronic products. The objectives of electronic design automation are to reduce time-to-market and the costs associated with product design, analysis, testing and optimization, while permitting the development of a greater number of product designs of higher speed and greater complexity that can be manufactured reliably.

Innoveda Strategy

Innoveda's strategic objective is to become the leading provider of software and services that help automate the design of electronic products by focusing on those products and services that are targeted at system-level product design, the design of printed circuit boards and certain components thereof, and the design and analysis of certain electro-mechanical components and systems. Innoveda plans to sell its products and services to electronic product design companies worldwide, primarily in the following industry segments:

      o     telecommunications and networking;

      o     consumer electronics;

      o     computers and related devices;

      o     automotive; and

      o     industrial and medical.

Innoveda intends to compete in these segments by developing differentiated products and services that address the special requirements for the design of electronic products by companies in these industries. Two key issues dominate the design of electronic products today. First, unprecedented design complexity has exceeded human ability to efficiently address design issues unaided, requiring increased automation of the process for the design of electronic products. Second, design problems are occurring in the gaps between design stages as indicated in Figure 1 on page 4.

Innoveda intends to become the leading provider of design automation software and services for electronic products by virtue of its product and market strengths and its focus on addressing key electronic product design challenges. Innoveda believes that the greatest advances in producing a competitive electronic product will not come solely through incremental improvements in the chip design process, but rather by creating an electronic product design environment that enables design and testing at a more conceptual level and across design stages and engineering disciplines. To achieve this electronic product design automation environment takes a special focus.

Innoveda has chosen to focus on the system-level design, printed circuit board design and electro-mechanical design markets. Most of our major competitors have focused their resources on solving the challenges of application-specific integrated circuit design automation.

Innoveda's market strategy is to focus on the following application segments:

      o System-level design automation: the determination of whether functions should be performed by hardware (and the type of hardware) or software;

      o Printed circuit board design: the design of printed circuit boards and programmable components used with printed circuit boards;

      o Interconnect design: the design of cables and the connections of various devices within an electronic product; and

      o Collaborative design: Internet-enabled design data management, component information management, component library development and maintenance, the re-use of designs and integration with other systems within the design environment.

Innoveda Products

Innoveda's software products enable electrical engineers to design state-of-the-art electronic products, and their components and systems, more efficiently, while reducing development costs and reducing the time to get products to market. These software products help designers to translate their ideas into designs and verify the accuracy and manufacturability of those designs.

eProduct Designer

eProduct Designer, Innoveda's umbrella design environment, offers engineers a user interface running on the Windows environment and under UNIX on workstations. eProduct Designer also has been created as an "Internet-aware" suite of tools. This enables the product design and related data to be located anywhere on the Internet. The related data can consist of many disparate data sources such as engineering, purchasing and manufacturing that are merged and presented in an accessible format through eProduct Designer. Data management tools enable versions of designs to be created and enable teams of engineers to work simultaneously on the same design data from any site in the world.

Through Innoveda's eProduct Designer design capture environment, engineers can enter and maintain their design throughout the entire design process. Innoveda's tool suites are organized around the specific challenges systems designers face, including printed circuit board design, field programmable gate array design, high-speed design, design verification and enterprise integration.

The printed circuit board design portion of Innoveda's eProduct Designer environment is based on ViewDraw, used for graphical capture and manipulation of the design, itself. With ViewDraw, ViewSim (one of Innoveda's simulation tools) and Innoveda's printed circuit board Netlisters (the software tools that convert the graphical design into a format readable by other design tools) form the backbone of Innoveda's design methodology. Additionally, Innoveda offers the Fusion co-simulation products, SpeedWave and ViewAnalog.

Product offerings within eProduct Designer include:

      o ePlanner. A new product that simulates electrical characteristics before producing the printed circuit board. ePlanner allows the user to enter overall product design constraints into the software tool and to specify many physical design aspects of a printed circuit board long before committing the design to manufacturing;

      o eArchitect. A product for design specification and determining whether functions should be performed by hardware or software and making other critical system-level tradeoffs during the early stages of the electronic product design process; and

      o Dx Variant Manager. A product that provides web-based capabilities that enable designs to be reused and customized.

In August 1999, Innoveda acquired Transcendent Design Technology, Inc. Transcendent's products are used, primarily in the automotive and aerospace industries, to design cable systems and connectors. The Transcendent product family includes:

      o TransCable, a design environment for the design of cables and connectors;

      o TransDatabook, a parts library (containing previously designed cables and connectors) browser system;

      o     TransLayout, for synthesizing cable connectors;

      o     interfaces to mechanical computer aided design systems; and

      o TransAnalysis, for simulating the electronic effects of wire harness and cable systems within electronic products.

      o TransOVM, an options and variants manager that simplifies the process of designing complex wiring harnesses.

      o     TransHarness, a tool for defining manufacturable harnesses.

      o     TranSACT, a tool for the automated creation of physical schematics.

      o Computer Graphics Metafiles (CGM) Interfaces, three interfaces that complement Innoveda's TransCable, TransLayout and TranSACT tools.

      o     CAT/TransCable, Bi-directional software interface to CATIA.

      o     SDRC/TransCable, Bi-directional software interface to SDRC's
            I-DEAS(TM)

Visual HDL

Visual HDL is a graphical design entry tool that allows engineers to conceptualize and capture a design. It provides system design management, graphical design creation, graphical level simulation, automatic code generation and high-speed compiled code simulation of the design. It assists design engineers in meeting the market demands for rapid time-to-market, increased product functionality and lower product cost while providing the companies that employ these engineers an efficient way to document, revise and distribute the highly valuable intellectual property they create. Visual HDL automates manual design entry and verification by enabling design engineers to create and verify designs using familiar graphical paradigms rather than less intuitive textual code. Visual HDL allows engineers to quickly determine the cause of a bug by highlighting the specific line of text and the related graphical representation where the error exists, thereby significantly shortening the time to debug a program. Visual HDL has become an industry leader for graphical design creation, analysis and intellectual property management and is available for use on both UNIX workstations and personal computers.

Visual HDL is designed to provide the following key benefits:

      o     increased design productivity;

      o     highly interactive cause and effect feedback for design debugging;

      o     enhanced documentation of designs algorithms;

      o graphical presentation to allow new developers to better understand a design; and

      o complete and understandable design archives for future design revisions.

Visual Elite

Visual Elite, which the Company released in January of 2001, is the next generation of the company's Visual HDL tool for high-level graphical and textual design, verification and reuse. It is an advanced HDL (hardware description language) and system-level design tool that supports C/C++, VHDL and Verilog modeling with a state-of-the-art Graphical User Interface (GUI) and multi-language textual and graphical editors. Visual Elite supports system-level design, enabling users to capture and integrate their specification at any level, and co-simulate both C++ and HDL, all in the same design environment through a common GUI. Visual Elite is part of the Innoveda SLD (system level design) suite, a complete, integrated environment for the design, exploration and verification of hardware and software architectures.

Visual Elite is designed to provide the following key benefits:

      o enable users to create C/C++, VHDL and Verilog blocks in a single tool;

      o     perform co-simulation of Verilog and VHDL designs;

      o     co-simulate C/C++ and HDL designs.

      o allow users to generate a virtual prototype of the system (C-based design) that can be linked to the application software for early verification of the software against the system hardware model.

Text To Graphics

Text To Graphics converts a design model initially created in an all-text style to the graphical representation of Visual HDL where it can be visualized by those new to the design team and used for making modifications to the model. Text to Graphics provides companies who purchase Visual HDL and Visual Elite with an automated methodology to convert their existing designs into the Visual HDL or Visual Elite format. Prior to development of this product, Visual HDL was generally purchased for doing new designs. Existing text-based designs, which can contain thousands of lines of code, had to be reviewed line by line to understand how a model worked. Text to graphics thus expanded the use of Visual HDL by making it easy to convert text-based code to a graphics-based presentation. Working from a graphics representation is especially useful to international users who may not understand the nuances of the common English programming constructs.

Text to Graphics is designed to provide the following key benefits:

      o automatic conversion from a text-based design to a graphical representation of the design which can be used in Visual HDL for design analysis and simulation; and

      o Re-constructs the design graphically so that new users can easily grasp the designs concepts and algorithms.

Visual IP

Visual IP provides a method of packaging design models, a common form of intellectual property, so they may be re-used in, and thus reducing the design time for, subsequent versions or other designs. Companies spend significant amounts in developing and testing models, and re-use is a key strategy for many companies to leverage their existing technology. Visual IP provides a mechanism for distributing these highly confidential simulation models to other users, either within the organization or externally, while at the same time protecting the intellectual property value through encryption. The protection is not only so they cannot be copied, but so that internal users cannot change the source code which represents the design, thus eliminating the value of all the prior testing that has been done on the model.

Visual IP is designed to provide the following benefits:

      o     encryption of intellectual property for design re-use;

      o     generation of models which can be used with any simulator;

      o generation of models which can be executed stand-alone allowing the user to apply his own criteria to a model before selecting it for reuse; and

      o providing a safe mechanism for companies to provide soft versions of their design while maintaining the proprietary nature of their intellectual property.

High-Speed System Design Products

As the speed at which electronic products run continually increases, traditional system design methods are no longer adequate. Innoveda's High-Speed System Design products allow designers to consider high-speed effects early and throughout the design process so that they can eliminate this type of design error before being prototyped.

Innoveda's High-Speed System Design product line includes:

      o BLAST: for analyzing the speed of various parts of the design to ensure that the product will function correctly;

      o XTK: for analyzing the effects that one connection on the printed circuit board may have on another;

      o QUIET and QUIET Expert: for analyzing the potential for electrical radiation from a wire;

      o AC Grade: for analyzing the effect of large ground-plane signal changes on the rest of the printed circuit board; and

      o ISIS Preview: for producing a graphical diagram of how chips are located on the printed circuit board and relocating those chips as needed.

      o HyperLynx: for pre- and post-layout signal integrity simulation, including EMC and crosstalk analysis.

      o     Field Programmable Gate Array Design Products

Innoveda's IntelliFlow automated process manager pulls the entire field programmable gate array solution together. With IntelliFlow, users can control their design process from a single, easy-to-use graphical interface. IntelliFlow manages the tools and data throughout the entire field programmable gate array design process, even running the applicable device vendor's place and route tools - those tools used for the final physical design of the chip.

Innoveda's Field Programmable Gate Array products include:

      o HDLPad: for editing the textual description of the field programmable gate array;

      o     ViewDraw: for graphical entry of the design;

      o StateCAD: for a high-level graphical description of the function of the field programmable gate array; and

      o Fusion: for simulation of designs to test whether the function of the design matches its expectations.

For field programmable gate array synthesis (to translate and optimize the design), Innoveda partners with Synopsys to sell and support FPGA Express.

HDL Score

HDL Score is a verification tool that verifies how well a particular test or tests have exercised a design. It provides a quantitative measure of the quality of simulation tests that have been applied to an entire design model or to selected portions of a design. Simply stated, HDL Score answers the question "have I adequately tested my design with the tests I have developed?" To answer this question, HDL Score provides a percentage measurement of how much of the design has been exercised with the tests. At the end of any simulation, the user can get the "score" (or coverage) he has accomplished. HDL Score works with all popular simulation environments and fits seamlessly into the design verification process. In addition, HDL Score provides a graphic user interface that displays exactly which statements in the model have been executed and, more importantly, which statements have not been executed.

HDL Score is designed to provide the following benefits:

      o     determine how much of the design has been tested;

      o     provide graphical display of untested areas of the design;

      o provide a percentage of the design covered by each test so that tests that are redundant can be eliminated to save simulation time; and

      o provide test ordering capability so high coverage tests can be simulated first, thus exposing potential errors early in the simulation run.

V-CPU

V-CPU is a co-verification tool that allows the system designer to execute software code by running it on a simulated model of a chip or system. It is used for hardware/software co-verification to ensure the software design works properly on the proposed hardware before the chip is produced. V-CPU allows embedded-system designers to analyze and validate the interaction between hardware and software early in the development process, while design options are still open. Co-verification of software can begin as soon as there is an executable description of the software and hardware. This early integration allows problems to be detected while they are still easy to fix. With V-CPU, software developers can test software against simulated hardware at high execution rates, and hardware developers can validate the system architecture with stimulus provided by the software. In short, V-CPU allows early simulation of hardware with the actual software before the hardware is built.

V-CPU is designed to provide the following benefits:

      o use of the actual software to test the hardware under design, exposing potential miscommunication between hardware and software groups;

      o encourage early design communication between hardware and software groups when co-verification displays unexpected results;

      o minimize the activity in the hardware simulator allowing for faster run times; and

      o provide a specific interface to the hardware simulator to allow use of standard programming languages to create test suites.

Design Exchange

To enhance productivity in a geographically diverse company or enterprise, Innoveda has a set of Internet-enabled design data management tools called Design Exchange. These tools include:

      o Dx Databook: for chip search and selection from a local or corporate database;

      o Dx Library Studio: for centralized chip and model (an electrical description of the chip) management; and

      o Dx Data Manager: for team-based, work-in-progress design data management.

Design Exchange tools allow disperse teams of designers to work together over the Internet or an Intranet and link to a customer's other systems, so that design teams can work with the approved library of electronic components and with manufacturing groups within their company.

In September 2000, Innoveda acquired PADS Software. Innoveda plans to integrate PADS products into Innoveda's design tools to provide solutions from concept through the manufacturing of printed circuit boards. The PADS product family includes:

PowerPCB

PowerPCB, is a shape-based printed circuit board layout system. PowerPCB enables design engineers to develop complex printed circuit boards while optimizing board geometries, electrical performance and manufacturing efficiencies.

Innoveda also offers additional integrated products that address other steps in the interconnect design process, including:

      o     BlazeRouter, for automatic interconnect routing;

      o PowerBGA, a high density interconnect solution that automates advanced packaging design;

      o LineSim, a tool that calculates transmission line constraints at the schematic entry level;

      o BoardSim, a tool for printed circuit board signal integrity and emission analysis;

      o CAM350, a tool that automates and optimizes the fabrication process for printed circuit boards, multi-chip modules and advanced packaging designs; and

      o     PowerLogic, a tool for creating schematic diagrams.

When employed as a family, these products integrate the interconnect development process from schematic capture through board fabrication.

Innoveda Customers

Users of Innoveda's products range from small companies to some of the world's largest manufacturing organizations. Industries represented include computers, consumer electronics, semiconductors, telecommunications, military/defense, automotive and aerospace, industrial, medical equipment and universities. In 2000, 1999 and 1998, no single customer accounted for more than 10% of total revenue.

Innoveda Backlog

Innoveda generally ships its products within 30 days after acceptance of a customer purchase order and execution of a license agreement. Accordingly, Innoveda does not believe that its backlog at any particular point in time is indicative of future sales levels.

Innoveda Sales

Innoveda has developed multiple distribution channels, including a direct sales organization, telesales, independent distributors, value-added resellers, and strategic sales alliances with certain significant semiconductor and printed circuit board layout software vendors.

Direct Sales Organization. Innoveda markets its products in North America, Europe and China primarily through a direct sales organization, which consisted of 95 salespersons and application engineers as of February 28, 2001. Innoveda currently has 24 sales offices located throughout North America, Europe and China.

Direct sales teams, generally consisting of one salesperson and one application engineer, focus on large accounts in assigned territories. These sales teams are responsible for all sales activities within their assigned territories and coordinate the activities of distributors and value-added resellers. Application engineers specializing in certain products are assigned to each sales territory and support individual sales teams. Each member of Innoveda's direct sales and support teams is assigned sales quotas and has a significant portion of their compensation based on sales performance. Approximately 50% and 30% of expected compensation for salespersons and application engineers, respectively, are typically based on sales performance.

Telesales. The telesales channel consists of telesales representatives covering assigned geographic territories in North America and Europe. These representatives are an inside counterpart to the field, focusing on upgrading and servicing the installed customer base. They provide sales support for renewal maintenance, software sales and otherwise upgrade existing customers by selling additional seats. Approximately 45% of expected compensation for a telesales representative is based on sales performance.

Distributors. Innoveda appoints independent distributors to market its products to customers not served by Innoveda's direct sales organization. Innoveda uses distributors as its principal distribution channel in much of Asia, and currently has distributors covering Japan, Israel, Taiwan, Korea, Australia, Singapore, China and India. Distributors are also appointed in the United States and Europe to supplement Innoveda's direct sales efforts by focusing on customers not served by direct sales teams.

Value Added Reseller. Innoveda has established a broad-based value added reseller distribution network. This group primarily focuses on selling Innoveda's software tools to the small and medium size accounts in North America.

Innoveda Marketing

Innoveda's marketing organization performs the product marketing, technical marketing, corporate communications and strategic marketing functions. The group consists of 38 marketing professionals with specialized technical knowledge and experience in the design automation software business. The marketing organization:

      o     develops strategy and identifies target markets;

      o     keeps abreast of customer design methodologies;

      o     identifies customer requirements and new product opportunities;

      o establishes product vision and direction for both existing products and new products;

      o provides the sales channel with training, competitive analyses, pricing, packaging, collateral materials, demonstrations and reference accounts; and

      o provides marketing communications support for branding, visibility and lead generation through press relations, advertising, direct mail, promotions, trade shows, seminars and web sites.

Innoveda Competition

The electronic design automation industry is highly competitive and Innoveda expects competition to increase as other electronic design automation companies continue to introduce new software tools used to design electronic products. Innoveda principally competes with Cadence Design Systems, Mentor Graphics and a number of smaller firms. Indirectly, Innoveda also competes with other firms that offer alternatives to electronic product design automation tools and could potentially offer more directly competitive products in the future. Certain of these companies have significantly greater financial, technical, sales and marketing resources and larger installed customer bases than Innoveda. They also have established relationships with many customers, which can increase the complexity, difficulty and time required to compete for business from these customers. Some of Innoveda's current and future competitors offer or may offer a more complete range of electronic design automation products and may distribute products that directly compete with Innoveda's products.

Innoveda competes on the basis of various factors including:

      o     product capabilities;

      o     product performance and capacity;

      o     availability of electronic chip information;

      o     price;

      o     support of industry standards;

      o     ease of use;

      o     distribution channel alignment with customers;

      o     first to market; and

      o     customer technical support and service.

Innoveda believes that it competes favorably overall with respect to these factors. However, in particular cases, Innoveda's competitors may offer products with functionality which is sought by Innoveda's prospective customers and which differs from that offered by Innoveda. In addition, some competitors may achieve a marketing advantage by establishing formal alliances with other electronic design automation vendors and chip manufacturers. Further, the electronic design automation industry in general has experienced significant consolidation in recent years, and the acquisition of one of Innoveda's competitors by a larger, more established, electronic design automation vendor could create a more significant competitor.

Innoveda Product Development

Innoveda's product development efforts are focused on integrating products acquired in recent acquisitions and enhancing and broadening its current line of products, including the development of new products and the release of improved versions of existing products on a regular basis. As of February 28, 2001, Innoveda's product development and customer support staff consisted of 214 persons. Innoveda's product development staff receives support from both Innoveda's consulting services personnel and its product marketing organization to enable it to develop products that satisfy market requirements.

Innoveda has product development facilities in Marlboro, Massachusetts; Camarillo, California; Arden Hills, Minnesota; Redmond, Washington; Herzlia, Israel; and Oulu, Finland. Innoveda also contracts with Melina, Inc. for certain development work that is conducted in Moscow, Russia.

Innoveda maintains cooperative relationships with most major hardware vendors on which Innoveda's products operate, as well as with new hardware vendors who desire Innoveda to modify its products for operation on their computer systems. Innoveda believes that these relationships allow it to design products that respond to emerging trends in computing, graphics and networking technologies. In certain instances, these relationships include joint marketing agreements that primarily outline a procedure for communication between Innoveda and the vendor with respect to technology and possible sales leads.

During the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, Innoveda's research and development expenses were approximately $22.6 million, $11.3 million and $10 million, respectively. Innoveda believes that it must continue to commit substantial resources to enhance and extend its product line to remain competitive. Innoveda intends to continue to devote substantial resources to its internally-funded product development and, if appropriate, to enter into development agreements with third parties.

Innoveda Service and Support

A key part of Innoveda's strategy to help make its customers successful is to provide a wide range of support services including on-site and hot-line support for designers, in-house and on-site training on all products, and consulting services for specialized tool development, tool and methodology training and design work. Innoveda believes its focus on customer service has helped it achieve a high degree of customer satisfaction.

Product support is provided pursuant to maintenance agreements that generally extend for one year after the expiration of the product warranty, which is generally thirty days, and are renewable annually thereafter. The standard annual maintenance fee charged to customers is currently 15% of the then-current list price for the product. Innoveda's distributors and strategic sales partners charge their customers for maintenance and remit a negotiated portion to Innoveda. Training and consulting services are generally not included in Innoveda's software license or maintenance fees and are usually provided on a separately negotiated basis.

Product Revisions and Upgrades. Customers with maintenance agreements receive all product revisions without additional charge. Product upgrades, which add significant new product functionality, are provided to customers for a fee that is generally equal to the difference between the list price for the upgrade and the license fee previously paid by the customer for the applicable product.

On-Site, Web and HotLine Support. Support is available to Innoveda's software users on both a pre- and post-sale basis. Application engineers work directly with Innoveda's direct sales force to provide on-site support that is often needed during critical stages of the user's evaluation and design process.

The majority of Innoveda's customers requiring support contact Innoveda through Innoveda's toll-free hotlines, which allow users access to engineers who are knowledgeable in the use of the product. Support is available from 8:30 a.m. to 8:00 p.m., Eastern Time, Monday through Friday, excluding holidays. In addition to the hotline, questions or suggestions can be submitted by fax, an electronic bulletin board or the Internet network mail system. Innoveda also offers a free web-based 24x7 streaming video service called TecTips, that is available 24 hours per day and 7 days per week and that answers the most commonly asked customer questions and shows customers how to solve technical problems and use the Company's tools effectively.

In addition, post-sales product application support is provided to customers through a series of automated support channels, including:

      o a quarterly technical support newsletter providing answers to common questions;

      o an electronic bulletin board system (a web-based support system) providing a forum for exchanging data and ideas; and

      o a fax-on-demand system enabling customers to retrieve faxes of technical application notes.

An automatic call distribution system connects North American support callers with technical support personnel based in Marlboro, Massachusetts, San Jose, California and Camarillo, California. Additionally, technical support personnel based in California, Massachusetts, the United Kingdom, Israel and Japan have immediate access to shared, problem-solving technical information via a sophisticated on-line software support system.

Customer Training. Innoveda offers a variety of training programs for users ranging from introductory, broad-based courses to advanced and specialized courses. Training is offered at Innoveda's facilities in Marlboro, Massachusetts; San Jose, California; London, England; Marseilles, France; Munich, Germany; and Tokyo, Japan. On-site training is also available.

Innoveda Consulting Services. The Innoveda Consulting Services Group is a global consulting organization staffed by experts in electronic design. The goal of the Innoveda Consulting Services Group is to meet the diverse and demanding needs of customers designing today's complex systems. The Innoveda Consulting Services Group provides a complete line of consulting services including training, product jumpstart programs, product design methodology assessment and partial or full design implementation. Other specialized services include systems integration, design database translation and custom library development.

Innoveda Proprietary Rights

Innoveda relies on a combination of contracts, patents, copyright and trade secret laws to establish and protect proprietary rights in its technology. Innoveda generally licenses and distributes its products under agreements providing for non-exclusive licenses. The licensed software may be used solely for internal operations on designated computers or networks. The source code of Innoveda's products is protected both as a trade secret and as an unpublished copyrighted work and is not generally made available to third parties. Despite these precautions, third parties may unlawfully copy or otherwise obtain and use Innoveda's products or technology.

Innoveda provides its products to end-users primarily under "shrink-wrap" license agreements included within the software or as part of the packaging for the software. In addition, Innoveda delivers certain of its products electronically under an electronic version of a "shrink-wrap" license agreement. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in certain jurisdictions. In addition, the laws of some foreign countries do not protect Innoveda 's proprietary rights as fully as do the laws of the United States. Innoveda's means of protecting its proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technology. Innoveda could be increasingly subject to infringement claims as the number of products and competitors in Innoveda's industry segment grows, the functionality of products in its industry segment overlaps and an increasing number of software patents are granted by the United States Patent and Trademark Office. Although Innoveda is not aware of any threatened litigation or infringement claims, a third party may claim such infringement by Innoveda with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require Innoveda to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to Innoveda or at all. Failure to protect its proprietary rights or claims of infringement could have a material adverse effect on Innoveda 's business, financial condition, results of operations or cash flows.

Innoveda Employees

As of February 28, 2001 Innoveda had 529 employees, including 189 in marketing and sales, 181 in product research and development, 62 in customer support, consulting and training, 27 in manufacturing and sales administration and 70 in general and administrative activities. None of Innoveda's employees is represented by a labor union or is subject to a collective bargaining agreement. Innoveda has never experienced a work stoppage and believes that its employee relations are excellent.

ITEM 2. PROPERTIES

Innoveda occupies 101,634 square feet of space at its headquarters in Marlboro, Massachusetts under a lease expiring in 2002, subject to Innoveda's right to extend the lease for up to six additional years. Innoveda also leases 14,397 square feet in Herzlia, Israel, 8,525 square feet in San Jose, California, 13,450 square feet in Camarillo, California, 8,500 square feet of office space in the United Kingdom and small sales and support offices in locations in North America, Europe and Asia.

ITEM 3. LEGAL PROCEEDINGS

Innoveda is not currently subject to any material legal proceedings. From time to time, Innoveda is subject to various legal proceedings incidental to the conduct of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 30, 2000, there were no matters submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company, and their respective ages and positions with the Company as of February 28, 2001, are as follows:

        Name           Age                          Position
        ----           ---                          --------

William J. Herman       41      President and Chief Executive Officer; Director

Paula J. Cassidy        32      Vice President of Human Resources

Peter T. Johnson        53      Vice President of Business Development and Chief
                                Legal Officer, Secretary

Gary L. Kiaski          46      Vice President of Worldwide Sales

Richard G. Lucier       41      Executive Vice President and Chief Operating Officer

Guy Moshe               43      Senior Vice President and General Manager of
                                Innoveda Israel

Kevin P. O'Brien        44      Vice President of Finance and Chief Financial Officer

William J. Herman has served as the Company's President and Chief Executive Officer and a director since March 2000. From October 1998 to March 2000, Mr. Herman served as President and Chief Executive Officer and a director of Viewlogic Systems, Inc. From December 1997 to September 1998, Mr. Herman served as President of the Viewlogic Systems Group of Synopsys, Inc., an electronic design automation company. From 1995 to November 1997, Mr. Herman served in various senior management capacities, most recently as President and Chief Executive Officer, at Viewlogic Systems, Inc. From 1994 to 1995, Mr. Herman served as President of Silerity, Inc., a computer-aided engineering software company.

Paula J. Cassidy has served as the Company's Vice President of Human Resources since March 2000. Ms. Cassidy served as the Vice President of Human Resources of Viewlogic systems, Inc. from October 1998 to

March 2000. From December 1997 to September 1998, Ms. Cassidy served as Vice President of Human Resources of the Viewlogic Systems Group of Synopsys. From 1989 to November 1997, Ms. Cassidy served in various capacities, most recently as Manager, Human Resources, at Viewlogic Systems, Inc.

Peter T. Johnson has served as the Company's Vice President of Business Development, Chief Legal Officer and Secretary since March 2000. Mr. Johnson served as the Vice President of Business Development and Chief Legal Officer of Viewlogic Systems, Inc. from October 1998 to March 2000 and as Secretary from May 1999 to March 2000. From May 1998 to October 1998, Mr. Johnson served as Vice President, Chief Legal Officer and Secretary of Avid Technology, Inc., a digital media software developer. From December 1997 to April 1998, Mr. Johnson served as Vice President and General Counsel of the Viewlogic Systems Group of Synopsys. From 1995 to November 1997, Mr. Johnson served as Vice President, General Counsel and Secretary of Viewlogic Systems, Inc.

Gary L. Kiaski has served as the Company's Vice President, Worldwide Sales since March 2000. Mr. Kiaski served as the Vice President, Worldwide Sales of Viewlogic System, Inc. from October 1998 to March 2000. From December 1997 to September 1998, Mr. Kiaski served as Vice President of Worldwide Sales of the Viewlogic Systems Group of Synopsys. From 1988 to November 1997, Mr. Kiaski served in various capacities, most recently as Vice President, Western Region Sales, at Viewlogic Systems, Inc.

Richard G. Lucier has served as the Company's Executive Vice President and Chief Operating Officer since March 2000. Mr. Lucier served as the Executive Vice President and Chief Operating Officer of Viewlogic Systems, Inc. from October 1998 to March 2000 and served as a director of Viewlogic from October 1998 to December 1999. From December 1997 to September 1998, Mr. Lucier served as Senior Vice President of Engineering and Marketing of the Viewlogic Systems Group of Synopsys. From 1986 to November 1997, Mr. Lucier served in various capacities, most recently as Group Vice President of the Systems Group, at Viewlogic Systems, Inc.

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

Kevin P. O'Brien has served as the Company's Vice President, Finance and Chief Financial Officer since March 2000. Mr. O'Brien served as the Vice President, Finance and Chief Financial Officer of Viewlogic Systems, Inc. from October 1998 to March 2000 and as Secretary from October 1998 to May 1999. From April 1998 to September 1998, Mr. O'Brien served as Vice President of Finance of the Viewlogic Systems Group of Synopsys. From September 1997 to March 1998, Mr. O'Brien served as an independent management consultant. From October 1995 to August 1997, Mr. O'Brien served as Chief Financial Officer at SmarTel Communications, Inc., a telecommunications company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market under the trading symbol SMMT on October 18, 1996. Prior to that date, there was no established trading market for the Common Stock. On March 24, 2000, in connection with the change of the Company's name from Summit Design, Inc. to Innoveda, Inc., the trading symbol was changed to INOV. The closing sale price for the Common Stock as of the close of business on February 28, 2001 was $3.875 per share. As of February 28, 2001, the Company had approximately 270 stockholders of record. This number does not include stockholders who hold their sharers in "street name" or through broker or nominee accounts.

The following table sets forth the high and low sales prices per share of the Company's Common Stock for the periods indicated, as quoted on the Nasdaq National Market:

FISCAL 1999
Quarter ended March 31, 1999........................   $9.56      $3.31
Quarter ended June 30, 1999.........................   $3.94      $2.47
Quarter ended September 30, 1999....................   $3.63      $2.25
Quarter ended December 31, 1999.....................   $4.19      $2.13

FISCAL 2000
Quarter ended April 1, 2000.........................   $9.38      $3.44
Quarter ended July 1, 2000..........................   $6.09      $3.19
Quarter ended September 30, 2000....................   $4.81      $3.53
Quarter ended December 30, 2000.....................   $3.50      $1.75

FISCAL 2001
Quarter ended March 31, 2001........................   $4.31      $2.06
(through February 28, 2001)

The Company did not pay any cash dividends on its Common Stock during the fiscal years ended December 30, 2000 and January 1, 2000. The Company intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The terms of Innoveda's line of credit and term loan with Fleet Bank contain restrictions on Innoveda's ability to pay dividends without the consent of Fleet Bank.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein. The selected balance sheet financial data set forth below for the Company as of December 30, 2000 and January 1, 2000 and the selected statement of operations financial data for each of the three years in the period ended December 30, 2000 are derived from the audited financial statements included elsewhere herein. All other selected financial data set forth below for the Company is derived from the financial statements not included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

                                                               Years Ended(1)
                                             ------------------------------------------------------
                                                 2000(3)    1999       1998(2)    1997(2)   1996(2)
                                             ------------------------------------------------------

Consolidated Statement of Operations Data:

Total revenue                                $ 89,859   $ 53,499   $ 55,237   $ 63,987   $69,626
Merger-related restructuring costs and
  in-process research and development           8,189                            6,725
Total costs and operating expenses             98,896     51,317     43,385     65,983    60,770
Income (loss) from operations                  (9,037)     2,182     11,852     (1,996)    8,856
Net income (loss)                             (11,168)       259      5,867     (1,199)
Net income (loss) per diluted share             (0.40)      0.02       1.08
Number of shares used in computing diluted
  earnings (loss) per share                    28,252     15,586      5,434

Consolidated Balance Sheet Data:

Working capital (deficit)                    $  4,656   $ (7,959)  $ (6,509)  $(14,719)
Total assets                                  142,624     31,445     24,892     25,377
Long term debt, less current portion            6,000     14,379     15,873        130
Redeemable convertible preferred stock              0     32,000     32,000          0
Stockholders' equity (deficit)                 54,600    (45,399)   (47,845)    (5,629)

      (1) Innoveda was created by the merger of Summit Design, Inc. and Viewlogic Systems, Inc. which was consummated on March 23, 2000. The business combination was accounted for as a reverse acquisition as former shareholders of Viewlogic owned a majority of the outstanding capital stock of Summit Design subsequent to the business combination. Therefore, for accounting purposes, Viewlogic is deemed to have acquired Summit Design. All pre-merger financial information presented represents the financial results for Viewlogic.

      (2) The financial information of Innoveda for the fiscal years presented prior to December 31, 1997 represent revenue and expenses derived from the historical financial statements of an entity of which the Innoveda business was previously a part. Innoveda does not have balance sheet data for its business prior to December 31, 1997.

      (3) Financial information for the fiscal year ended December 30, 2000, includes the results of Summit Design, Inc. from March 24, 2000 and PADS Software, Inc. from September 22, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under the heading "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock" commencing on page 27, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K. See "Important Note About Forward Looking Statements".

OVERVIEW

Innoveda, Inc., a Delaware corporation, was created by the business combination of Summit Design, Inc. and Viewlogic Systems, Inc., which was consummated on March 23, 2000. The merger of Summit Design with Viewlogic was accounted for as a reverse acquisition as former shareholders of Viewlogic owned a majority of the outstanding stock of Summit subsequent to the business combination. For accounting purposes, Viewlogic is deemed to have acquired Summit Design. On September 22, 2000, the Company completed its acquisition of PADS Software, Inc. Accordingly, all historical financial information presented herein represents only the financial results for Viewlogic, except that the fiscal 2000 financial information includes the results of Summit from March 24, 2000 and PADS from September 22, 2000.

Innoveda operates in the United States and international markets developing, marketing and providing a comprehensive family of software tools used by engineers in the design of advanced electronic products and systems, and technical support and consulting services for those software tools. Innoveda currently markets and sells its products worldwide through multiple distribution channels, including independent distributors, value-added resellers, direct sales and telesales.

RESULTS OF OPERATIONS

The results of operations for the year ended December 31, 1997 represent the results of the printed circuit board and complete system design tools business derived from the historical financial statements of Viewlogic Systems, Inc., a larger EDA company that was acquired by Synopsys, Inc. in 1997 (the "Prior Viewlogic") and exclude the integrated circuit design tools business of the Prior Viewlogic. During 1997, the Prior Viewlogic established separate departments to capture product development, technical support and product marketing expenses of both the printed circuit board and complete system design tools business and the integrated circuit design tools business. The printed circuit board and complete systems business was purchased from Sysnopsys, Inc. in 1998 and is now part of Innoveda. In addition, the Prior Viewlogic segregated its revenue and product costs and created income statements for each business. Prior to December 4, 1997, the Prior Viewlogic centralized many administrative, marketing and other services. In addition, the Prior Viewlogic distributed both its integrated circuit design tools and printed circuit board and complete system design tools products primarily through one combined sales force. Accordingly, the Prior Viewlogic made allocations of these expenses based on revenue, personnel, space, estimates of time spent to provide services or other appropriate bases. Innoveda's management believes that the Prior Viewlogic made these allocations on a reasonable basis. However, they were not necessarily indicative of the costs that would have been incurred on a stand-alone basis.

Before 1997, the Prior Viewlogic did not prepare internal income statements for the integrated circuit design tools and the printed circuit board and complete systems design tools businesses and therefore did not capture revenue and costs in the same manner as it did in 1997. To prepare the financial data for the printed circuit board and complete system design tools business for the year ended December 31, 1997, the Prior Viewlogic made assumptions in order to classify revenue as related to either printed circuit board and complete system design tools or integrated circuit design tools. Where possible, the identifiable direct costs of printed circuit board and complete system design tools revenue has been reflected as direct expenses. In additions to these direct expenses, all expenses which could not be clearly identified as integrated circuit design tools or printed circuit board and complete system design tools expenses were allocated on bases which Innoveda's management believes were appropriate, similar to the manner in which it allocated expenses in 1997. Based on its methodology, Innoveda's management believes the income statement for 1996 reasonably approximated the revenue, costs and expenses of the printed circuit board and complete system design tools business on a historical basis.

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in Innoveda's consolidated statements of operations:

                                                                         YEAR ENDED
                                                  ----------------------------------------------------------
                                                                                              DECEMBER 31,
                                                  DECEMBER 30,   JANUARY 1,   JANUARY 2,   -----------------
                                                      2000          2000         1999        1997     1996
                                                  ------------   ----------   ----------   --------   ------
Revenue:
Software......................................           55%          45%           41%       45%        50%
Maintenance and services......................           45           55            59        55         50
                                                        ---          ---           ---       ---        ---
Total Revenue.................................          100          100           100       100        100
                                                        ---          ---           ---       ---        ---
Cost and expenses:
Cost of software..............................            9           11             9         5          8
Cost of services and other....................           10           12             9        12         13
Sales and marketing...........................           37           42            34        39         42
Research and development......................           25           21            18        23         17
General and administrative....................            8            7             7         6          8
Amortization..................................           12            2            --        --         --
Non-recurring charges.........................            9           --             1        18         --
                                                        ---          ---           ---       ---        ---
Total cost and expenses.......................          110           95            78       103         88
                                                        ---          ---           ---       ---        ---
Income (loss) from operations.................          (10)           5            22        (3)       12%
                                                                                                        ===
Other income (expense), net...................            0           (3)           (3)        0
Income (loss) before income taxes.............          (10)           2            19        (3)
Provision for income taxes....................            2            1             7        (1)
                                                        ---          ---           ---       ---
Net income (loss).............................          (12)%          1%           12%       (2)%
                                                        ===          ===           ===       ===

TWELVE MONTHS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000

REVENUE

For the twelve months ended December 30, 2000, total revenue increased 68% to $89.9 million from $53.5 million for the twelve months ended January 1, 2000. The increase in revenue consisted of a 108% increase in software license revenue to $49.6 million from $23.9 million, an increase of 36% in maintenance and services revenue to $40.2 million from $29.6 million.

These increases were primarily due to additional sales related to the System Level Design ("SLD") product line acquired as part of the acquisition of Summit Design in March 2000, and PCB product sales acquired as part of the acquisition of PADS Software in September 2000. Additionally, the Company realized increased revenue from sales of Innoveda's Enterprise and High Speed System Design product lines as a result of additional customer demand for these technologies.

As a percentage of total revenue, software license revenue increased to 55% for the twelve months ended December 30, 2000 from 45% for the twelve months ended January 1, 2000, maintenance and services revenue decreased to 45% for the twelve months ended December 30, 2000 from 55% for the twelve months ended January 1, 2000.

COST OF SOFTWARE

Cost of software revenue consists primarily of cost of product media, documentation, duplication, packaging, and royalties. Cost of software revenue increased 30% to $7.8 million for the twelve months ended

December 30, 2000 from $6.0 million for the twelve months ended January 1, 2000. This increase was primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000, and to a lesser extent increased royalty costs related to increased software license revenue.

As a percentage of software license revenue, cost of software decreased to 16% for the twelve months ended December 30, 2000 from 25% for the twelve months ended January 1, 2000, primarily due to economies of scale resulting from the Company's acquisitions of Summit Design and PADS Software.

COST OF SERVICES AND OTHER

Cost of maintenance and services consists primarily of costs of providing technical support, education and consulting services. Cost of maintenance and services increased 34% to $8.6 million for the twelve months ended December 30, 2000 from $6.4 million for the twelve months ended January 1, 2000. This was primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000, as well as increased staffing and related costs in our consulting organization necessary to build the infrastructure to support expansion in that area of our business.

As a percentage of maintenance and services revenue, cost of maintenance and services decreased to 21% for the twelve months ended December 30, 2000 from 22% for the twelve months ended January 1, 2000.

SALES AND MARKETING

Sales and marketing expenses increased 50% to $33.7 million for the twelve months ended December 30, 2000 from $22.5 million for the twelve months ended January 1, 2000. This was primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000. The Company also incurred increased costs associated with variable compensation plans as a result of the increase in revenue year over year. Additionally, discretionary marketing spending for trade shows, direct mail solicitations and advertising campaigns designed to increase awareness of the Innoveda name, and marketing of our product lines resulted in higher sales and marketing expenses.

As a percentage of total revenue, sales and marketing expenses decreased to 37% for the twelve months ended December 30, 2000 from 42% for the twelve months ended January 1, 2000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 100% to $22.6 million for the twelve months ended December 30, 20000 from $11.3 million for the twelve months ended January 1, 2000. This was primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000. The increase was also attributable to the development of new products, including Visual Elite, a new SLD product that provides added functionality to existing SLD tools, and Innovate FPGA, a design environment for high-density field programmable gate arrays.

As a percentage of total revenue, research and development expenses increased to 25% for the twelve months ended December 30, 2000 from 21% for the twelve months ended January 1, 2000.

The amount of software development costs capitalized for the twelve months ended December 30, 2000 was approximately $1.0 million or 4% of research and development for that period, and for the twelve months ended January 1, 2000 was $1.0 million or 9% of research and development costs for that period.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of the administrative, finance, human resources, legal, and information systems departments of the Company. General and administrative expenses increased 82% to $7.1 million for the twelve months ended December 30, 2000 from $3.9 million for the twelve months ended January 1, 2000. This increase was primarily a result of Innoveda building its general and administrative infrastructure to support the growth in revenue of the Company's products and services and related acquisitions. To a lesser extent, the increase is due to expenses associated with becoming a publicly traded company.

As a percentage of total revenue, general and administrative expenses increased to 8% for the twelve months ended December 30, 2000 from 7% for the twelve months ended January 1, 2000.

AMORTIZATION OF INTANGIBLES

Amortization expense increased to $10.9 million in the twelve months ended December 30, 2000 from $1.2 million for the twelve months ended January 1, 2000. Innoveda had $73.9 million in intangible assets as of December 30, 2000, consisting primarily of purchased technology, goodwill, and purchased workforce and customer base, resulting from the Summit Design business combination in March 2000 and the PADS acquisition in September 2000, and the remaining intangible assets from the OmniView and Transcendent transactions described below. Innoveda had $3.5 million in intangible assets as of January 1, 2000, consisting of purchased technology and workforce from its acquisition of certain assets from OmniView, Inc. in March 1999, and purchased technology related to the acquisition of Transcendent Design Technology, Inc. in August 1999. Innoveda's intangible assets are being amortized to expense over periods ranging from three to seven years.

INTEREST EXPENSE, NET

Interest expense, net of interest income, decreased to $92,000 for the twelve months ended December 30, 2000 compared to $1.2 million for the twelve months ended January 1, 2000. This decrease is primarily a result of an increase in interest income from cash acquired as part of the Summit Design business combination. Interest income increased for the twelve months ended December 30, 2000 as compared to the twelve months ended January 1, 2000 due to a higher average cash balance and higher interest rates. Interest expense decreased for the twelve months ended December 30, 2000 as compared to the twelve months ended January 1, 2000 primarily because the Company paid down a portion of its long term debt obligations.

OTHER INCOME (EXPENSE), NET

Other expense, net consists of foreign currency gains and losses and amortization of professional fees incurred in connection with Innoveda's credit facility and the disposal of property and equipment. Other expense was $230,000 for the twelve months ended December 30, 2000 and was $404,000 for the twelve months ended January 1, 2000.

INCOME TAXES

The provision for income taxes increased to $1.8 million for the twelve months ended December 30, 2000 from $281,000 for the twelve months ended January 1, 2000. Although the company has a pre-tax loss for reporting purposes for fiscal 2000, a significant amount of this loss is due to non-deductible expenses. The most significant of these are amortization of goodwill from the Company's acquisitions and as part of the sale of the VirSim product line to Synopsys, in-process research and development charges and amortization of stock compensation.

TWELVE MONTHS ENDED JANUARY 1, 2000 AND JANUARY 2, 1999

REVENUE

For the twelve months ended January 1, 2000 and January 2, 1999, total revenue decreased 3% to $53.5 million from $55.2 million. The decrease in revenue was primarily due to a 9% decrease in service revenue which was partially offset by a 5% increase in software license revenue. As a percentage of total revenue, software license revenue increased to 45% for the twelve months ended January 1, 2000 from 41% for the twelve months ended January 2, 1999. Software license revenue for the twelve months ended January 1, 2000 and January 2, 1999 increased 5% to $23.9 million from $22.7 million. Service revenue decreased to $29.6 million for the twelve months ended January 1, 2000 from $32.6 million for the twelve months ended January 2, 1999, primarily due to decreased maintenance revenues. This was primarily attributable to several certain customers not renewing maintenance contracts due to the fact they were using products in applications related to integrated circuit design tools, which are no longer fully supported by Innoveda. Additionally, a number of customers migrated their products from the version based on the Unix operating system to the version based on the Windows/NT operating system, which have lower maintenance prices. Services revenues remained relatively unchanged for the twelve months ended January 1, 2000 and January 2, 1999.

COST OF SOFTWARE

Cost of software revenue increased 18% to $6.0 million for the twelve months ended January 1, 2000 from $5.1 million for the twelve months ended January 2, 1999, primarily due to increased royalty costs payable to Synopsys resulting from new licensing agreements. The amortization of capitalized software included in cost of software revenue for the twelve months ended January 1, 2000 and January 2, 1999 was approximately $1.0 million in each year.

COST OF SERVICES AND OTHER

Cost of service revenue increased 25% to $6.4 million from $5.1 million and, as a percentage of service revenue, increased to 22% from 16%, for the twelve months ended January 1, 2000 and January 2, 1999. The increase was primarily due to an increase in the consulting staff in anticipation of future growth in this area.

SALES AND MARKETING

Sales and marketing expenses increased 19% to $22.5 million for the twelve months ended January 1, 2000 from $18.9 million for the twelve months ended January 2, 1999. The increase was primarily attributable to higher personnel-related costs due to an increase in the number of worldwide sales and marketing personnel in 1999 compared to 1998. Selling and marketing expenses, as a percentage of total revenue, increased to 42% from 34% for the twelve months ended January 1, 2000 and January 2, 1999.

RESEARCH AND DEVELOPMENT

Research and development costs increased 13% to $11.3 million from $10.0 million for the twelve months ended January 1, 2000 and January 2, 1999. The increase in research and development expenses primarily reflects higher personnel-related costs associated with investment in new product development and enhancement of existing products. This includes the addition of staff associated with the purchase of assets from Omniview, which was completed during the first quarter of 1999, as well as the acquisition of Transcendent Design Technology which was completed in August 1999. Research and development expense as a percentage of total revenue was 21% for the twelve months ended January 1, 2000 and 18% for the twelve months ended January 2, 1999. The amount of software development costs capitalized for the twelve months ended January 1, 2000 was $1.1 million or 9% of research and development costs for that period and for the twelve months ended January 2, 1999 was $1.1 million or 11% of total research and development costs for that period.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased to $3.9 million from $3.7 million for the twelve months ended January 1, 2000 and January 2, 1999. This was primarily due to expenses related to building the infrastructure needed to support future growth. General and administrative expense as a percentage of total revenue remained unchanged at 7% for the twelve months ended January 1, 2000 and January 2, 1999.

AMORTIZATION OF INTANGIBLES

On March 16, 1999, Innoveda purchased substantially all of the assets and intellectual property of OmniView. The purchase price consisted of $1.1 million in cash, 271,712 shares of Innoveda common stock and acquisition expenses and was allocated to the assets based on their fair value, including $1.2 million of intangible assets. On August 15, 1999, Innoveda purchased Transcendent Design Technology through a subsidiary merger in which Innoveda issued 491,799 shares of common stock and assumed options exercisable into 52,984 additional shares of Innoveda common stock. The allocation of the purchase price in this transaction resulted in $2.7 million of intangible assets. The intangibles created in these two transactions resulted in $670,000 of amortization expense for the twelve months ended January 1, 2000.

INTEREST EXPENSE, NET

Interest expense, net of interest income, increased to $1.2 million for the twelve months ended January 1, 2000 compared to $171,000 for the twelve months ended January 2, 1999, primarily due to the increased borrowings under Innoveda's credit facility. In addition, during 1999 Innoveda entered into capital lease agreements to finance the purchases of computer equipment and software, increasing its capital lease obligation, which also contributed to the increase in interest expense.

OTHER INCOME (EXPENSE), NET

Other income (expense) consists of gains and losses on the disposal of property and equipment, foreign currency gains and losses and amortization of professional fees incurred in connection with Innoveda's credit facility. Other expense was $404,000 for the twelve months ended January 1, 2000 and was $1.8 million for the twelve months ended January 2, 1999. During 1998 Innoveda's Japanese subsidiary repaid an amount that had previously been treated as a long-term investment. The repayment of this amount resulted in a realized transaction loss of $1.4 million.

INCOME TAXES

The provision for federal and state income taxes decreased to $281,000 for the twelve months ended January 1, 2000 from $4.1 million for the twelve months ended January 2, 1999, primarily due to the drop in income before taxes. The effective tax rate for the twelve months ended January 1, 2000 was 52%, compared to 41% for the twelve months ended January 2, 1999.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Innoveda finances its operations primarily through cash generated from operations and short-term borrowings available from a revolving credit line. As of December 30, 2000, Innoveda had approximately $20.8 million in cash and cash equivalents and working capital of approximately $4.7 million. Innoveda has a $6.0 million revolving line of credit with Fleet Bank. As of February 28, 2001, there was no balance outstanding under this line of credit. Innoveda has a term loan with Fleet Bank, with approximately $8.4 million outstanding as of February 28, 2001. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profitability, interest and debt service coverage ratios and maximum leverage ratios and minimum working capital ratios. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda was in compliance with all of its debt covenants as of December 30, 2000.

For the twelve months ended December 30, 2000, net cash provided by operating activities was approximately $4.0 million. This was primarily due to a net loss of $11.2 million, offset by non-cash depreciation and amortization of approximately $16.0 million and write-off of in process research and development expenses of $5.5 million, an increase in accounts receivable of $6.2 million, an increase in deferred income taxes of $4.7 million and a decrease in accounts payable of approximately $2.3 million and an increase in accrued liabilities of $5.0 million.

Net cash provided by investing activities for the twelve months ended December 30, 2000 was approximately $32 million, primarily due to the cash acquired in the Summit Design and PADS acquisition, and the $7.0 million proceeds from the Company's sale of its VirSim product line.

The Company considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 30, 2000, and January 1, 2000, substantially all of the Company's cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. By policy, all debt instruments must have quality ratings no lower than A rating.

Net cash used in financing activities was approximately $15.4 million for the twelve months ended December 30, 2000, primarily due to the repayment of principal on debt and the repurchase of common stock as discussed below.

As part of the PADS acquisition, Innoveda repaid approximately $7.4 million of PADS' debt and made an aggregate cash payment of approximately $2.0 million to PADS shareholders. Innoveda funded these amounts using cash acquired in the PADS acquisition, which totaled approximately $4.8 million on the merger date of September 22, 2000, as well as a portion of the net proceeds from the sale of the VirSim product line as discussed above.

On October 19, 2000, Innoveda's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of its common stock during the period ending October 31, 2001. The repurchased shares will be held as treasury shares and used in company stock option plans, employee stock purchase plans and for general corporate purposes. As of March 15, 2001, the Company had purchased 550,606 shares of common stock at an aggregate cost of $1,663,371 under its stock re-purchase program.

Innoveda believes that its current cash and cash equivalents, combined with cash generated from operations and amounts available under the revolving line of credit, will satisfy Innoveda's anticipated working capital and other cash requirements for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This SFAS establishes standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either an asset or liability in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Innoveda is required to adopt SFAS 133 in the first quarter of fiscal 2001. Management does not expect the adoption of SFAS 133 to have a material effect on Innoveda's consolidated financial position or results of operations.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

IF INNOVEDA CANNOT SUCCESSFULLY INTEGRATE SUMMIT AND VIEWLOGIC AND/OR THE ACQUISITION BY INNOVEDA OF PADS, THE ANTICIPATED ADVANTAGES OF THE BUSINESS COMBINATION BETWEEN SUMMIT AND VIEWLOGIC AND/OR INNOVEDA AND PADS MAY NOT BE REALIZED, IN FULL, IF AT ALL.

Innoveda was formed by the business combination of Viewlogic Systems, Inc., and Summit Design, Inc. in March 2000. Innoveda also acquired PADS Software, Inc in September 2000. The integration of Summit Design and Viewlogic requires the dedication of Innoveda management resources. This may distract management's attention from the effort to integrate PADS into Innoveda and from the management of the day-to-day business of Innoveda. Employee uncertainty and lack of focus during integration may also disrupt the business of Innoveda. Retention of key employees by Innoveda has been, and will remain, critical to ensure continued advancement, development and support of the Company's technologies and ongoing sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. The inability to successfully integrate Summit Design and Viewlogic and/or Innoveda and PADS and to retain key technical, sales or marketing personnel after the Summit Design and Viewlogic combination and the merger of Innoveda and PADS would adversely affect the combined Company's business.

VARIOUS FACTORS WILL CAUSE INNOVEDA'S QUARTERLY RESULTS TO FLUCTUATE AND FLUCTUATION MAY ADVERSELY AFFECT THE STOCK PRICE OF INNOVEDA COMMON STOCK.

Innoveda's quarterly operating results and cash flows have fluctuated in the past and have fluctuated significantly in certain quarters. These fluctuations resulted from several factors, including, among others:

      o     the size and timing of orders;

      o large one-time charges incurred as a result of an acquisition or consolidation;

      o     seasonal factors;

      o     the rate of acceptance of new products;

      o     product, customer and channel mix;

      o     lengthy sales cycles; and

      o     level of sales and marketing staff.

These fluctuations will likely continue in future periods because of the above factors. Additional factors potentially causing fluctuations include, among others:

      o corporate acquisitions and consolidations and the integration of acquired entities and any resulting large one-time charges;

      o the timing of new product announcements and introductions by Innoveda and Innoveda's competitors;

      o     the rescheduling or cancellation of customer orders;

      o the ability to continue to develop and introduce new products and product enhancements on a timely basis;

      o     the level of competition;

      o     purchasing and payment patterns, pricing policies of competitors;

      o     product quality issues;

      o     currency fluctuations; and

      o     general economic conditions.

Innoveda believes that period-to-period comparisons of Innoveda's operating results are not necessarily meaningful. As a result, you should not rely on these comparisons as indications of Innoveda's future performance. In addition, Innoveda operates with high gross margins, and a downturn in revenue could have a significant impact on income from operations and net income. Innoveda's results of operations could be below investors' and market makers' expectations in future quarters, which could have a material adverse effect on the market price of Innoveda's common stock.

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

Innoveda focuses on the electro-mechanical, printed circuit board and system-level design automation markets while most major competitors focus their resources on the application-specific integrated circuit and integrated circuit design automation markets. Innoveda has adopted this focus because it believes that the increased complexity of application-specific integrated circuits and integrated circuit designs, and the resulting increase in design time, will cause electronic product manufacturers to differentiate their products at the system level. If the system design portion of the electronic design automation industry does not grow, it could have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows.

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

Innoveda competes on the basis of various factors including, among others:

      o     product capabilities;

      o     product performance;

      o     price;

      o     support of industry standards;

      o     ease of use;

      o     first to market; and

      o     customer technical support and service.

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

INNOVEDA'S DEPENDENCE ON THE ELECTRONIC INDUSTRY MAKES IT VULNERABLE TO GENERAL INDUSTRY-WIDE DOWNTURNS.

Innoveda's future operating results may reflect substantial fluctuations from period to period as a consequence of industry patterns, general economic conditions affecting the timing of orders from customers and other factors. The electronics industry involves:

      o     rapid technological change;

      o     short product life cycles;

      o     fluctuations in manufacturing capacity; and

      o     pricing and margin pressures.

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

INNOVEDA FACES THE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, INCLUDING ITS BUSINESS ACTIVITIES IN ISRAEL, EUROPE AND ASIA.

International revenue and expenses represent a significant portion of Innoveda's total revenue and expenses, and Innoveda expects this trend to continue. International sales and operations involve numerous risks, including, among others:

      o fluctuations in the value of the dollar relative to foreign currencies can make Innoveda's products and services more expensive in foreign markets or increase Innoveda's expenses;

      o     tariff regulations and other trade barriers;

      o requirements for licenses, particularly with respect to the export of certain technologies;

      o     collectibility of accounts receivable;

      o     changes in regulatory requirements; and

      o difficulties in staffing and managing foreign operations and extended payment terms.

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

INNOVEDA FACES THE RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL, INCLUDING POLITICAL AND COORDINATION RISKS.

      POLITICAL RISKS AND GOVERNMENTAL REGULATIONS. Innoveda's research and development operations related to Visual HDL and Visual Elite products are located in Israel. Economic, political and military conditions may affect Innoveda's operations in that country. Hostilities involving Israel, for example, could materially adversely affect Innoveda's business, financial condition and results of operations. Innoveda's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel is subject to Israeli government restrictions which may limit Innoveda's ability to extract the full benefit of that technology.

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

As of February 29, 2001, Innoveda had cash and cash equivalents of $20.8 million and had borrowings of approximately $8.4 million under its credit facility. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profits, interest and debt service coverage ratios and maximum leverage ratios. Collectively, these limitations and covenants may substantially restrict the flexibility of Innoveda's management in quickly adjusting its financial and operational strategies to react to changing economic and business conditions and may compromise Innoveda's ability to react to the rapidly evolving environment of the electronic design automation industry. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda may not be able to secure replacement financing on terms acceptable to it or to its stockholders, or at all. In the event of a default by Innoveda, Innoveda's lender may enforce its security interest and take possession of substantially all or some of Innoveda's assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Innoveda is exposed to interest rate risk primarily through its credit facility. The Company has a $16,000 credit facility with a commercial bank consisting of a $6,000 revolving line of credit ("Line of Credit") and $10,000 term loan (the "Term Loan") (together, the "Credit Facility"). Interest terms on the Line of Credit and the Term Loan are determined, at the option of the Company, for varying periods. The Company may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on the Company's leverage financial ratio as defined in the Credit Facility. The interest rates on the Line of Credit and the Term Loan at December 30, 2000 was 10.0% and 9.2%, respectively. Payments of principal outstanding under either the Line of Credit or the Term Loan may be made at any time and must be repaid in full by September 30, 2003.

As required under the Credit Facility, the Company entered into a no fee interest rate-swap agreement with a bank to reduce the impact of changes in interest rates on its floating rate Credit Facility. This agreement effectively converts a portion of the floating-rate obligation into a fixed-rate obligation of 7.4% for a period of 60 months, expiring on March 31, 2003. The notional principal amount of the interest rate-swap agreement is $9,250 as of December 30, 2000. The counter parties to the interest rate-swap agreement expose Innoveda to credit loss in the event of nonperformance. Open interest rate contracts are reviewed regularly by Innoveda to ensure that they remain effective as hedges of interest rate exposure. Management believes that the rate-swap agreement approximates fair value.

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

The Company considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 30, 2000, and January 1, 2000, substantially all of the Company's cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. By policy, all debt instruments must have quality ratings no lower than A rating.

FOREIGN CURRENCY EXCHANGE RATE RISK

Innoveda is also exposed to the impact of foreign currency fluctuations. Since Innoveda translates foreign currencies into U.S. dollars for reporting purposes, weakened currencies in its subsidiaries have a negative, though immaterial, impact on its results. Innoveda also believes that the exposure to currency exchange fluctuation risk is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. Innoveda entered into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies during the twelve months ended December 30, 2000. Realized and unrealized gains and losses on foreign exchange contracts for the twelve months ended December 30, 2000 were insignificant. There were no outstanding foreign exchange contracts as of December 30, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
Independent Auditors' Report                                                              F-1

Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000                   F-2

Consolidated Statements of Operations for the Years Ended December 30, 2000,
January 1, 2000 and January 2, 1999                                                       F-3

Consolidated Statements of Comprehensive Income for the Years Ended December 30, 2000,
January 1, 2000 and January 2, 1999                                                       F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 30, 2000,
January 1, 2000 and January 2, 1999                                                       F-5

Consolidated Statements of Cash Flows for the Years Ended December 30, 2000,
January 1, 2000 and January 2, 1999                                                       F-6

Notes to Consolidated Financial Statements                                                F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Innoveda, Inc.:

We have audited the accompanying consolidated balance sheets of Innoveda, Inc. and subsidiaries as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Innoveda, Inc. and subsidiaries as of January 1, 2000 and December 30, 2000, and the results of their operations, comprehensive income (loss) and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, through October 2, 1998, the Company and the Systems Business were operated as a subsidiary of Synopsys, Inc. or a component of the Prior Viewlogic, respectively.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 2, 2001

INNOVEDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2000 AND JANUARY 1, 2000
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                 December 30,   January 1,
ASSETS                                                               2000          2000
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 20,799      $    531
  Accounts receivable (less allowances of $2,034 at
    December 30, 2000 and $1,465 at January 1, 2000)                 27,260        14,290
  Prepaid expenses and other                                          2,800         3,950

  Deferred income taxes                                               6,626         1,342
                                                                   --------      --------
           Total current assets                                      57,485        20,113
                                                                   --------      --------

PROPERTY AND EQUIPMENT:
  Equipment                                                          18,887        13,087
  Furniture and fixtures                                              1,394         1,421
                                                                   --------      --------
           Total                                                     20,281        14,508
  Less accumulated depreciation                                      12,639        10,031
                                                                   --------      --------
PROPERTY AND EQUIPMENT- Net                                           7,642         4,477
                                                                   --------      --------

OTHER ASSETS:
  Capitalized software costs, net                                     2,358         2,427
  Purchased technology, net                                          62,198         3,508
  Goodwill and other                                                 12,941           920
                                                                   --------      --------
           Total other assets                                        77,497         6,855

                                                                   --------      --------
TOTAL                                                              $142,624      $ 31,445
                                                                   ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
CURRENT LIABILITIES:
  Note payable - current portion                                   $  3,550      $  3,125
  Current portion of capital lease obligations                          548           372
  Accounts payable                                                    3,652         2,840
  Accrued compensation                                                8,296         3,542
  Accrued expenses                                                   12,269         3,377
  Due to related party                                                   --           221
  Deferred revenue                                                   24,514        14,595
                                                                   --------      --------
           Total current liabilities                                 52,829        28,072
                                                                   --------      --------

LONG-TERM LIABILITIES:
  Note payable - long-term portion                                    5,750        12,125
  Line of credit                                                         --         1,700
  Deferred tax liability                                             27,642         2,393
  Capital lease obligations                                             250           554
   Other long term liabilities                                        1,553            --
                                                                   --------      --------
           Total long-term liabilities                               35,195        16,772
                                                                   --------      --------

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE, CONVERTIBLE PREFERRED STOCK                                  --        32,000

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $0.01 par value, 100,000 authorized,
    39,347 outstanding at December 30, 2000, $0.001 par value,
      35,000 authorized, 7,969 outstanding at January 1, 2000           393             8
  Additional paid-in capital                                        116,047         4,777
  Accumulated deficit                                               (59,013)      (47,845)
  Accumulated other comprehensive income                                 50           289
  Notes from stockholders                                              (932)         (927)
  Treasury stock, at cost, 341 shares in 2000                          (832)           --
  Deferred compensation                                              (1,113)       (1,701)
                                                                   --------      --------
           Total stockholders' equity (deficiency)                   54,600       (45,399)
                                                                   --------      --------
TOTAL                                                              $142,624      $ 31,445
                                                                   ========      ========

See notes to consolidated financial statements.

INNOVEDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
(In Thousands Except Per Share Data)
--------------------------------------------------------------------------------

                                                                  Year Ended
                                                    --------------------------------------
                                                    December 30,   January 1,   January 2,
                                                        2000          2000         1999

REVENUE:
  Software                                            $ 49,618      $ 23,853     $ 22,683
  Maintenance and services                              40,241        29,646       32,554
                                                      --------      --------     --------

           Total revenue                                89,859        53,499       55,237
                                                      --------      --------     --------

COSTS AND EXPENSES:
  Cost of software(1)                                    7,816         5,986        5,112
  Cost of services and other(1)                          8,592         6,387        5,072
  Selling and marketing(1)                              33,689        22,479       18,930
  Research and development(1)                           22,588        11,322       10,028
  General and administrative(1)                          7,099         3,942        3,675
  Amortization of intangibles                           10,335           670           --
  Amortization of stock compensation                       588           531          116
  In process research and development                    5,453            --           --
  Merger costs                                           2,736            --           --
  Transaction costs - recapitalization                      --            --          452
                                                      --------      --------     --------

           Total operating expenses                     98,896        51,317       43,385
                                                      --------      --------     --------

INCOME (LOSS) FROM OPERATIONS                           (9,037)        2,182       11,852
                                                      --------      --------     --------

OTHER INCOME (EXPENSE):
  Interest income                                        1,051           101          171
  Interest expense                                      (1,143)       (1,339)        (342)
  Other, net, principally foreign exchange losses         (230)         (404)      (1,761)
                                                      --------      --------     --------

           Other income (expense), net                    (322)       (1,642)      (1,932)
                                                      --------      --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                       (9,359)          540        9,920

PROVISION FOR INCOME TAXES                               1,809           281        4,053
                                                      --------      --------     --------

NET INCOME (LOSS)                                     $(11,168)     $    259     $  5,867
                                                      ========      ========     ========

EARNINGS (LOSS) PER SHARE:
  Net income per common share - basic                 $  (0.40)     $   0.07     $   2.18
                                                      ========      ========     ========

  Net income per common share - diluted               $  (0.40)     $   0.02     $   1.08
                                                      ========      ========     ========

  Weighted-average shares outstanding - basic           28,252         3,938        2,694
                                                      ========      ========     ========

  Weighted-average shares outstanding - diluted         28,252        15,586        5,434
                                                      ========      ========     ========

(1)   Excludes noncash amortization of stock-based
      compensation as follows:
      Cost of software                                $      5      $      5     $      1
      Cost of services and other                            43            39            8
      Selling and marketing                                116           105           23
      Research and development                             212           191           42
      General and administrative                           212           191           42



See notes to consolidated financial statements.

INNOVEDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
(In Thousands)
--------------------------------------------------------------------------------

                                          December 30,   January 1,   January 2,
                                              2000          2000         1999

NET INCOME (LOSS)                          $(11,168)      $    259     $  5,867

FOREIGN CURRENCY TRANSLATION ADJUSTMENT        (239)           151        1,800
                                           --------       --------     --------

COMPREHENSIVE INCOME (LOSS)                $(11,407)      $    410     $  7,667
                                           ========       ========     ========

See notes to consolidated financial statements.

INNOVEDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
(In Thousands)
--------------------------------------------------------------------------------

                                                                                    Retained      Accumulated
                                                            Stock    Additional     Earnings         Other        Notes Due
                                                  Common     Par       Paid-in    (Accumulated   Comprehensive       From
                                                  Shares    Value      Capital       Deficit)    Income (Loss)   Stockholders
BALANCE, JANUARY 1, 1998 AFTER
  CORPORATE REORGANIZATION (Note 1)                3,966    $   4     $     --      $ (3,971)      $(1,662)         $  --

  Compensation related to stock options               --       --        1,918            --            --             --
  Amortization of stock compensation                  --       --           --            --            --             --
  Foreign currency translation adjustment             --       --           --            --         1,800             --
  Recapitalization payment to parent                  --       --           --       (50,000)           --             --
  Net income                                          --       --           --         5,867            --             --
                                                  ------    -----     --------      --------       -------          -----

BALANCE, JANUARY 2, 1999                           3,966        4        1,918       (48,104)          138             --

  Issuance of common stock                         1,124        1        1,482            --            --             --
  Compensation related to stock options               --       --          431            --            --             --
  Amortization of stock compensation                  --       --           --            --            --             --
  Foreign currency translation adjustment             --       --           --            --           151             --
  Exercise of stock options                        2,879        3          946            --            --           (927)
  Net income                                          --       --           --           259            --             --
                                                  ------    -----     --------      --------       -------          -----

BALANCE, JANUARY 1, 2000                           7,969        8        4,777       (47,845)          289           (927)

  Exercise of stock options                          545        5          737            --            --             --
  Issuance of stock under ESPP                        86        1          196            --            --             --
  Amortization of stock compensation                  --       --           --            --            --             --
  Conversion of preferred shares to common
    stock                                         16,000      160           --            --            --             --
  Effect of adjustment to Summit acquisition
    exchange ratio                                (7,715)     (77)          --            --            --             --
  Shares issued in connection with merger
    of Innoveda and Summit                        15,989      231       80,734            --            --             --
  Options granted for Summit merger                   --       --        4,882            --            --             --
  Options granted under PADS acquisition              --       --          366            --            --             --
  Issuance of shares in PADS acquisition           6,473       65       24,355            --            --             --
  Shareholder note receivable acquired through
    PADS acquisition                                  --       --           --            --            --             (5)
  Foreign currency translation adjustment             --       --           --            --          (239)            --
  Repurchase of common stock                          --       --           --            --            --             --
  Net income                                          --       --           --       (11,168)           --             --
                                                  ------    -----     --------      --------       -------          -----

BALANCE, DECEMBER 30, 2000                        39,347    $ 393     $116,047      $(59,013)      $    50          $(932)
                                                  ======    =====     ========      ========       =======          =====



                                                  Treasury     Deferred
                                                    Stock    Compensation    Total
BALANCE, JANUARY 1, 1998 AFTER
  CORPORATE REORGANIZATION (Note 1)                $  --       $    --      $ (5,629)

  Compensation related to stock options               --        (1,918)           --
  Amortization of stock compensation                  --           117           117
  Foreign currency translation adjustment             --            --         1,800
  Recapitalization payment to parent                  --            --       (50,000)
  Net income                                          --            --         5,867
                                                   -----       -------      --------

BALANCE, JANUARY 2, 1999                              --        (1,801)      (47,845)

  Issuance of common stock                            --            --      $  1,483
  Compensation related to stock options               --          (431)           --
  Amortization of stock compensation                  --           531           531
  Foreign currency translation adjustment             --            --           151
  Exercise of stock options                           --            --            22
  Net income                                          --            --           259
                                                   -----       -------      --------

BALANCE, JANUARY 1, 2000                              --        (1,701)      (45,399)

  Exercise of stock options                           --            --      $    742
  Issuance of stock under ESPP                        --            --           197
  Amortization of stock compensation                  --           588           588
  Conversion of preferred shares to common
    stock                                             --            --           160
  Effect of adjustment to Summit acquisition
    exchange ratio                                    --            --           (77)
  Shares issued in connection with merger
    of Innoveda and Summit                            --            --        80,965
  Options granted for Summit merger                   --            --         4,882
  Options granted under PADS acquisition              --            --           366
  Issuance of shares in PADS acquisition              --            --        24,420
  Shareholder note receivable acquired through
    PADS acquisition                                  --            --            (5)
  Foreign currency translation adjustment             --            --          (239)
  Repurchase of common stock                        (832)           --          (832)
  Net income                                          --            --       (11,168)
                                                   -----       -------      --------

BALANCE, DECEMBER 30, 2000                         $(832)      $(1,113)     $ 54,600
                                                   =====       =======      ========

See notes to consolidated financial statements.

INNOVEDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
(In Thousands)
--------------------------------------------------------------------------------

                                                                                  Year Ended
                                                                    --------------------------------------
                                                                    December 30,   January 1,   January 2,
                                                                       2000           2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $(11,168)     $    259     $  5,867
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                     15,333         3,998        3,205
      Compensation under stock option agreements                           588           531          117
      Write-off of in-process research and development                   5,453            --           --
      Loss on disposal of fixed assets                                      --            --          820
      Change in current assets and current liabilities:
        Accounts receivable                                             (6,172)       (4,500)        (668)
        Prepaid and other assets                                         1,788        (1,532)        (213)
        Deferred income taxes                                           (4,660)           70          220
        Accounts payable                                                (2,250)        1,081          872
        Accrued compensation                                             1,026           207       (2,412)
        Accrued expenses                                                 3,969        (1,274)      (6,946)
        Deferred revenue                                                  (545)        1,598        2,005
                                                                      --------      --------     --------

            Net cash provided by operating activities                    3,362           438        2,867
                                                                      --------      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (3,403)       (1,000)      (1,257)
  Capitalized software costs                                            (1,021)       (1,068)      (1,111)
  Purchase of OmniView                                                      --        (1,153)          --
  Purchase of Transcendent, net of cash acquired                            --           285           --
  Proceeds from sale of VirSim product                                   7,000            --           --
  Cash acquired in acquisition of PADS, net of purchase costs            2,857            --           --
  Cash acquired in acquisition of Summit, net of purchase costs         27,036            --           --
  Other                                                                     --          (300)        (449)
                                                                      --------      --------     --------

            Net cash provided by (used in) investing activities         32,469        (3,236)      (2,817)
                                                                      --------      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of debt                                                     (15,070)       (2,250)        (500)
  Proceeds from debt                                                        --         1,200       18,500
  Recapitalization payment to Synopsys, Inc.                                --            --      (50,000)
  Advances from parent                                                      --            --        3,100
  Proceeds from sales of redeemable convertible preferred stock             --            --       32,000
  Proceeds from exercise of stock options and stock purchase plan          944            22           --
  Repayments of capital lease obligations                                 (460)         (169)         (64)
  Purchase of treasury stock                                              (832)           --           --
                                                                      --------      --------     --------
            Net cash provided by (used in) financing activities        (15,418)       (1,197)       3,036
                                                                      --------      --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (145)           39        1,401
                                                                      --------      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    20,268        (3,956)       4,487

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               531         4,487           --
                                                                      --------      --------     --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 20,799      $    531     $  4,487
                                                                      ========      ========     ========

See notes to consolidated financial statements.

INNOVEDA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - Innoveda, Inc. (the "Company") operates in the United States and international markets developing, marketing and providing technical support for a comprehensive family of software tools used by engineers in the design of advanced electronic products and systems, and related services.

      Basis of Presentation - Innoveda, Inc., a Delaware corporation, was created by the business combination of Summit Design, Inc. ("Summit") and Viewlogic Systems, Inc. ("Viewlogic") which was consummated on March 23, 2000. In addition, the Company subsequently acquired PADS Software, Inc. ("PADS") on September 22, 2000. The business combination of Summit with Viewlogic was effected by means of the merger of a wholly owned subsidiary of Summit with and into Viewlogic, with Viewlogic surviving as a wholly owned subsidiary of Summit. The business combination was accounted for as a reverse acquisition, as former shareholders of Viewlogic owned the majority of the outstanding stock of Summit subsequent to the business combination. Therefore, for accounting purposes, Viewlogic is deemed to have acquired Summit. The business combination of Innoveda and PADS was accounted for as a purchase of PADS by Innoveda.

      All fiscal 1999 financial information presented herein, with the exception of pro forma results, represents only the financial results for Viewlogic. The fiscal 2000 financial information presented in the consolidated statements of operations, and the consolidated statements of cash flows represents the results for Viewlogic for the periods stated and includes the financial results for Summit commencing March 24, 2000, and the financial results for PADS commencing September 23, 2000.

      Prior to December 4, 1997, a company also named Viewlogic Systems, Inc. (the "Prior Viewlogic") offered two primary product lines, consisting of software tools used by engineers designing integrated circuits (the "ASIC Business") and software tools used by engineers designing printed circuit boards and complete systems (the "Systems Business"). On December 4, 1997, the Prior Viewlogic became a wholly owned subsidiary of Synopsys, Inc. ("Synopsys") in a transaction accounted for as a pooling of interests. On January 1, 1998, the Prior Viewlogic transferred the ASIC Business and certain other assets to Synopsys, leaving only the Systems Business in the Prior Viewlogic. The Prior Viewlogic operated as the Systems Business through March 31, 1998 when, in a reorganization for tax purposes, the Systems Business was transferred to the Viewlogic Systems, Inc. which would later merge with Summit as described above. The reorganization was for tax purposes only and there was no substantive change in the operations of the business.

      On October 2, 1998, a group of investors purchased 16,000 shares of Viewlogic's preferred stock for $32,000 and the Company borrowed $18,000 from a bank. The proceeds of these financings were paid to Synopsys with the result that Synopsys' interest in Viewlogic was reduced to 19.9% at the time of the transaction. This transaction was accounted for as a recapitalization.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The accompanying consolidated financial statements include the operations of the Prior Viewlogic through March 31, 1998 and of the Company from April 1, 1998 through January 2, 1999. For the period from January 1, 1998 through the October 2, 1998 recapitalization, certain treasury services were provided by Synopsys at no charge. The fair value of services was not significant. The Company charged Synopsys $1,386 for transition services for the nine months ended October 3, 1998, and $987 and $153 for occupancy costs for the years ended January 2, 1999 and January 1, 2000, respectively, related to the transfer of the ASIC Business to Synopsys. The Company did not charge Synopsys for any additional costs beyond July 3, 1999.

      Fiscal Year -The Company's fiscal year is a 52-53-week year ending on the Saturday closest to December 31.

      Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures of certain assets and liabilities at the balance sheet date. Actual results may differ from such estimates.

      Principles of Consolidation - The consolidated financial statements include the accounts of Innoveda, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

      Foreign Currency Translation - The functional currency of international operations is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates at the balance sheet date. Results of operations are translated at average exchange rates prevailing during each period. Translation adjustments are included in other comprehensive income. Transaction gains and losses are recorded in the statements of operations currently. In 1998, as part of the recapitalization, one of the Company's international subsidiaries repaid an amount that had been previously treated as a long-term investment. The repayment of this amount resulted in a realized transaction loss of $1,400 that is included in other expense.

      Revenue Recognition - The Company's revenue recognition policies are in compliance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements".

      Software revenue is recognized upon the shipment of the product provided that persuasive evidence of an arrangement exists, the arrangement fee is fixed and determinable and collection is probable. For arrangements involving multiple elements, the arrangement fee is allocated to each element based on vendor-specific objective evidence ("VSOE") of the fair value of the various elements. VSOE is determined based on the prices at which the elements are sold separately. If VSOE exists for all undelivered elements but not for the delivered element, the portion of the arrangement fee allocated to the delivered element is determined using the residual method. If VSOE does not exist for all of the undelivered elements, the arrangement fee is recognized ratably over the term of the arrangement. For term licenses of one year or less, revenue is recognized ratably over the term of the agreement, unless the only support provided is telephone support, in which case the entire arrangement fee is recognized at the beginning of the term.

      Revenue from maintenance and support contracts is deferred and recognized ratably over the term of the service period. Revenue from training and consulting is recognized as the related services are provided.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Cash Equivalents - The Company considers all short-term, highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

      Supplemental cash flow information is as follows (in thousands):

                                                                           Year Ended
                                                             --------------------------------------
                                                             December 30,   January 1,   January 2,
                                                                 2000          2000         1999
Cash paid for interest                                         $  1,131      $  1,645     $     14
Cash paid for income taxes                                        2,576         1,543           90
Assets acquired under capital leases                                 --           898           89
Issuance of stock in OmniView acquisition                            --           280           --
Acquisition of Transcendent:
     Fair value of assets acquired (including intangibles)           --         3,373           --
     Fair value of common stock issued                               --        (1,159)          --
     Fair value of Transcendent options assumed                      --           (44)          --
     Transaction costs                                               --          (354)          --
     Liabilities assumed                                             --         1,816           --
Acquisition of Summit Design:
     Fair value of assets acquired (including intangibles)       49,842            --           --
     Fair value of common stock issued                          (49,020)           --           --
     Fair value of Summit Design options assumed                 (4,882)           --           --
     Transaction costs                                           (1,136)           --           --
     Liabilities assumed                                         25,350            --           --
Acquisition of PADS Software:
     Fair value of assets acquired (including intangibles)       54,306            --           --
     Fair value of common stock issued                          (23,870)           --           --
     Fair value of PADS options assumed                            (366)           --           --
     Transaction costs                                             (550)           --           --
     Liabilities assumed                                         35,438            --           --
Exercise of stock options through issuance of
     stockholders' notes                                             --           927           --

      Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets (three to five years). Equipment leased under capital leases is amortized over the lesser of its useful life or the lease term.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Capitalized Software Costs and Purchased Technology - Certain software costs for products and product enhancements are capitalized after technological feasibility has been established. Amortization is provided over estimated lives of four years on a straight-line basis or based on the ratio of current revenues to the total expected revenues in a product's life, if greater. Accumulated amortization was $4,125 and $3,143 at December 30, 2000 and January 1, 2000, respectively. Amortization expense for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 was $1,013, $966 and $1,057,
      respectively. Research and development costs and software development costs incurred before technological feasibility has been established are expensed as incurred.

      Purchased technology is being amortized over estimated lives ranging from three to four years. Accumulated amortization was $7,320 and $627 at December 30, 2000 and January 1, 2000, respectively. Amortization expense for the fiscal years ended December 30, 2000 and January 1, 2000 was $7,031 and $615 respectively.

      Goodwill and Other Assets - Goodwill and other assets consist primarily of goodwill, which represents the excess of the purchase price over identifiable net assets acquired, and is being amortized over seven years. Accumulated amortization at December 30, 2000 and January 1, 2000 was $3,085 and $74, respectively. Amortization expense for the fiscal year ended December 30, 2000 and January 1, 2000 was $3,304 and $55, respectively. The carrying values of goodwill and other long-lived assets are reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable.

      Income Taxes - The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. The Company establishes valuation allowances to offset temporary deductible differences, net operating loss carryforwards, and tax credits, which are not likely to be realized.

      For the period from January 1, 1998 through October 3, 1998, the Company was included in the consolidated returns of Synopsys. For financial statement purposes, the Company has computed the tax provision for the year ended January 2, 1999 as if it had filed separate returns.

      Foreign Exchange Contracts - The Company enters into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables. Realized and unrealized gains and losses on foreign exchange contracts for the years ended December 30, 2000 and January 1, 2000 were insignificant. There were no outstanding foreign exchange contracts outstanding as of December 30, 2000.

      Fair Value of Financial Instruments - Financial instruments held or used by the Company include cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, notes and line of credit payables, foreign exchange contracts (if any) and interest rate swap agreements. The fair values of these instruments, which could change if market conditions change, are based on management's estimates. Management believes that the carrying value of these instruments approximates their fair values.

      Interest Rate Swap Agreement - The net differential to be paid or received under the Company's interest rate swap agreement is accrued as interest rates change and is recognized over the life of the agreement.

      Stock-Based Compensation - The Company uses the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," to account for employee stock-based compensation plans.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in fiscal 2001. Management does not expect the adoption of SFAS 133 to have a material effect on Innoveda's consolidated financial position or results of operations.

      Reclassification - Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

2.    ACQUISITIONS

      Acquisition by Innoveda of PADS - On June 2, 2000, Innoveda entered into a merger agreement with PADS. The merger was consummated on September 22, 2000. The merger agreement provided that a wholly owned subsidiary of Innoveda would merge with and into PADS, with PADS surviving as a wholly owned subsidiary of Innoveda following the merger. For the merger, Innoveda issued 6,473 shares of its common stock and paid approximately $2.0 million to the PADS stockholders. PADS capital stock outstanding at the merger date was exchanged for shares of Innoveda common stock at the rate of approximately 1 to 1.9 per share, plus $.579 per share in cash. In addition, each outstanding option to purchase shares of PADS common stock was converted into an option to purchase 2.0355 shares of Innoveda common stock, and the option exercise prices were adjusted accordingly.

      The acquisition was accounted for under the purchase method of accounting. The operating results of PADS have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. Goodwill and other intangibles in the amount of approximately $49,069 have been capitalized. As a result of the acquisition, $3,053 relating to in-process research and development has been expensed. The goodwill and other intangibles are being amortized over estimated useful lives of three to seven years.

      The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2009. The projected cash flows were discounted using a 17% to 23% rate. The valuation of the in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio was calculated by dividing the total expenditures to date for each project by the total estimated expenditures.

      The value assigned to in-process technology relates primarily to three research projects, Power PCB Next Generation, BlazeDRE and ACT Manufacturing. During Q1 of 2000, ACT Manufacturing was commercially released, BlazeDRE is expected to be commercially released during Q4 2001, and Power PCB Next Generation has yet to reach technological feasibility. The nature of the efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be designed to meet their design specifications, including function, features and technical performance requirements.

      Below is a table of the PADS acquisition costs and the purchase price allocation:

Purchase price:
      Common stock                                            $ 23,870
      Stock options                                                366
      Cash payment to PADS stockholders                          1,976
      Acquisition costs                                            550
                                                              --------

      Total purchase price                                    $ 26,762
                                                              ========

Purchase price allocation:
      Tangible net assets acquired                            $    657
      Assumed debt                                              (7,381)
      Deferred income taxes                                    (18,208)
      Intangible net assets acquired:
       Purchased technology, assembled workforce,
       customer base, and trademarks                            47,293
      Goodwill                                                   1,776
      In-process research and development                        3,053
      Estimated PADS related severance and shutdown costs       (428)
                                                              --------

      Total                                                   $ 26,762
                                                              ========

      Pursuant to the PADS merger agreement, Innoveda paid all of the assumed debt after the closing.

      The $428 accrued as estimated severance and shutdown costs include involuntary employee separations costs and facilities consolidations. The separations benefits relate to one employee in an administrative function at PADS' corporate headquarters. The facilities consolidation amount related primarily to sales offices to be closed as a result of the acquisition. All such costs are expected to be paid within a year of the acquisition date.

      Innoveda recorded merger costs of approximately $0.5 million in restructuring charges relating to the PADS merger. This was primarily comprised of severance payments related to one employee and exit costs to close Innoveda duplicative facilities as a result of the merger.

      Business Combination of Viewlogic and Summit - On March 23, 2000, the stockholders of Viewlogic and the stockholders of Summit approved an Agreement and Plan of Reorganization. Summit was a publicly held company engaged in a business similar to that of Viewlogic. In connection with the business combination contemplated by the Agreement and Plan of Reorganization, (1) each share of Viewlogic common stock and preferred stock issued and outstanding at the effective time of the business combination was converted into 0.67928 (the "Exchange Ratio") of a share of Summit common stock, and (2) each option to purchase shares of Viewlogic Common Stock was converted into an option to purchase Summit common stock based upon the Exchange Ratio.

      The business combination was accounted for under the purchase method of accounting and was treated as a reverse acquisition, as the stockholders of Viewlogic received the larger portion of the voting interests in the combined company. Viewlogic was considered the acquirer for accounting purposes and recorded Summit's assets and liabilities based upon their estimated fair values. The operating results of Summit have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. Goodwill and other intangibles in the amount of approximately $38,137 have been capitalized. As a result of the business combination, $2,400 relating to in-process research and development has been expensed. The goodwill and other intangibles are being amortized over estimated useful lives of three to seven years.

      The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2009. The projected cash flows were discounted using a 25% to 30% rate. The valuation of the in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio was calculated by dividing the total expected expenditures to date for each project by the total estimated expenditures for each project by the total estimated expenditures to achieve technological feasibility.

      The value assigned to in-process technology relates primarily to two research projects, Visual HDL 2000 and Visual SLD. The nature of the effort required in the development of the in-process technologies into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be designed to meet their design specifications, including function, features and technical performance requirements. Visual HDL 2000 represented a major rearchitecture of the two existing Visual HDL products. This new generation product integrates these two existing products along with a newly developed compiler. The Visual SLD research project represented the development of an entirely new product targeted at a customer base not previously approached for the Visual product line. These technologies were combined and commercially released during the fourth quarter of 2000 under the product name Visual Elite.

      Below is a table of Summit acquisition costs and the purchase price allocation (in thousands):

Purchase price:
      Common stock                                            $ 49,020
      Stock options                                              4,882
      Acquisition costs                                          1,136
                                                              --------

      Total purchase price                                    $ 55,038
                                                              ========

Purchase price allocation:
      Tangible net assets acquired                            $ 28,089
      Assets impaired by the Merger                               (750)
      Deferred income taxes                                    (11,492)
      Intangible net assets acquired:
       Purchased technology, assembled workforce,
       and customer base                                        23,200
      Goodwill                                                  14,937
      In-process research and development                        2,400
      Estimated Summit related severance and shutdown costs     (1,346)
                                                              --------

      Total                                                   $ 55,038
                                                              ========

      The $1.3 million accrued as estimated severance and shutdown costs include involuntary employee separations costs and facilities consolidations. The separations benefits relate to approximately 30 employees, concentrated in administrative functions at Summit's Beaverton corporate headquarters. The facilities consolidation amount related primarily to Summit's corporate headquarters facility in Beaverton and other sales offices to be closed as a result of the acquisition. All such costs are expected to be paid within a year of the acquisition date.

      During the first quarter ended April 1, 2000, Innoveda recorded approximately $2.2 million in merger costs relating to the Summit business combination. This primarily included severance and other costs relating to the consolidation of duplicative facilities as a result of the business combination between Summit and Viewlogic. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni Solutions Corporation during the first quarter of fiscal 2000. Charges associated with Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

      The following table presents the components of the merger costs accrued during the mergers with PADS and Summit and the charges against these reserves through December 30, 2000. All significant amounts are expected to be paid within one year from the date of the respective business combinations.

                              Total    Non-cash   Amount   December 30, 2000
                             Charge   Write-off    Paid     Accrual Balance

PADS merger costs:
Severance                    $  250    $   --     $  218        $   32
Non-cancelable commitments      199        --         29           170
Capitalized software             44        44         --            --
                             ------    ------     ------        ------
                             $  493    $   44     $  247        $  202
                             ======    ======     ======        ======

Summit merger costs:
Severance                    $  780    $   --     $  775        $    5
Non-cancelable commitments    1,389        --        707           682
Capitalized software             74        74         --            --
                             ------    ------     ------        ------
                             $2,243    $   74     $1,482        $  687
                             ======    ======     ======        ======
Totals                       $2,736    $  118     $1,729        $  889
                             ======    ======     ======        ======

      The unaudited consolidated results of operations shown below are presented on a pro forma basis and represent the results of Viewlogic, Summit and PADS had the business combinations of these entities occurred at the beginning of the periods presented. This schedule includes all amortization and non-recurring charges for all entities for the periods shown.

                     December 30,   January 1,
                       2000            2000

Revenue               $115,404      $109,434
Net loss               (19,312)      (13,010)
Net loss per share
        Basic         $  (0.50)     $  (0.34)
        Diluted          (0.50)        (0.34)

      The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the mergers been consummated as of the above dates, nor are they necessarily indicative of future operating results.

      On March 1, 1999, the Company purchased certain assets and intellectual property of OmniView, Inc. ("OmniView"). The purchase price consisted of $1,100 in cash, 272 shares of the Company's common stock and acquisition expenses. The purchase price was allocated to the assets acquired based on their fair values with $1.2 million to purchased technologies and other intangibles.

      On August 9, 1999, the Company acquired Transcendent Design Technologies ("Transcendent"). Transcendent develops, markets and distributes electro-mechanical design and analysis software. The acquisition was accounted for under the purchase method. The purchase price for the acquisition was 492 shares of Viewlogic common stock, options to purchase 53 shares of Viewlogic common stock and $354 in direct acquisition costs. The purchase price was allocated to the acquired assets and liabilities based on their fair values with $2.7 million to purchased technologies and other intangibles.

3.    DEBT

      Credit Facility - The Company has a $16,000 credit facility with a commercial bank consisting of a $6,000 revolving line of credit ("Line of Credit") and a $10,000 term loan (the "Term Loan") (together, the "Credit Facility"). Interest terms on the Line of Credit and the Term Loan are determined, at the option of the Company, for varying periods. The Company may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on the Company's leverage financial ratio as defined in the Credit Facility. The interest rates on the Line of Credit and the Term Loan at December 30, 2000 and January 1, 2000 were 10.0% and 9.2%, respectively, and 9.50% and 8.26%, respectively. Payments of principal outstanding under either the Line of Credit or the Term Loan may be made at any time and must be repaid in full by September 30, 2003.

      As required under the Credit Facility, the Company entered into a no fee interest rate-swap agreement with a bank to reduce the impact of changes in interest rates on its floating rate Credit Facility. This agreement effectively converts a portion of the floating-rate obligation into a fixed-rate obligation of 7.4% for a period of 60 months, expiring on March 31, 2003. The notional principal amount of the interest rate-swap agreement is $9,250 as of December 30, 2000. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate-swap agreement.

      Certain information with respect to line-of-credit borrowings was as follows:

                                             Weighted-
                                              Average      Maximum       Average
                                              Interest      Amount       Amount
                                                Rate     Outstanding   Outstanding
Period January 2, 1999 to January 1, 2000       7.5%       $1,700         $449
Period January 2, 2000 to December 30, 2000     9.2         3,500          407

      Under all debt agreements, minimum repayments are due as follows (on a quarterly basis) as of December 30, 2000:

      Fiscal Years

      2001                    $3,550
      2002                     4,000
      2003                     1,750
                              ------

                              $9,300
                              ======

      The Credit Facility also calls for other mandatory repayments: (a) after the end of each fiscal year in the case that cash flow leverage, as defined in the Credit Facility, is greater than 2.0 times, 50% of the excess cash flow as defined in the Credit Facility, (b) upon availability of cash from the net proceeds of any sale of certain of the Company's assets, and (c) proceeds from settlements for casualty insurance policies greater than $250.

      The Company pays a commitment fee of .50% per annum of the unused portion of the Line of Credit. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The Credit Facility contains certain limitations on additional indebtedness, capital expenditures, and includes financial covenants which include, but are not limited to, the maintenance of certain minimum levels of interest, and debt service coverage ratios and maximum leverage ratios.

      Open interest rate contracts are reviewed regularly by the Company to ensure that they remain effective as hedges of interest rate exposure. The fair value of the interest rate-swap agreement was approximately $40 as of December 30, 2000.

      Capital Leases - The Company is obligated under capital leases for its phone system, computer equipment and software that expire at various dates during the next three years. The recorded value of the assets was $1,232 and $1,201 as of December 30, 2000 and January 1, 2000, respectively. The related accumulated amortization on these assets was $636 and $318 as of December 30, 2000 and January 1, 2000, respectively.

      Future aggregate minimum annual lease payments under capital leases at December 30, 2000 are as follows:

2001                                                                  $ 559
2002                                                                    301
2003                                                                      2
                                                                      -----

Total minimum payments (excluding taxes, maintenance and insurance)     862

Less amount representing interest                                       (64)
                                                                      -----

Present value of minimum lease payments                                 798

Less current maturities                                                (548)
                                                                      -----

Long-term portion                                                     $ 250
                                                                      =====

4.    STOCKHOLDERS' EQUITY

      Preferred Stock - Innoveda has 5,000 shares of Preferred Stock authorized, of which there are no shares outstanding. The Innoveda Board of Directors has the authority to issue these shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued and undesignated shares of Preferred Stock and to fix the number of shares constituting any series and the designations of such series, without any future vote or action by the stockholders.

      Redeemable, Convertible Preferred Stock - Viewlogic had authorized 22,000 shares of $.001 par value, redeemable, convertible preferred stock ("Preferred Stock") of which 17,000 were designated as Series A Voting Preferred Stock ("Series A") and 5,000 were designated as Non-voting Series A-1 Preferred Stock ("Series A-1"). At January 1, 2000, 11,382 shares of Series A and 4,618 shares of Series A-1 were issued and outstanding. Effective with the business combination of Viewlogic and Summit, all Series A and Series A.1 shares were converted into shares of the Company's common stock.

      Stock Repurchase Program - Under a stock repurchase program announced in October 2000, the Company is authorized to purchase up to 2 million shares of its common stock from time to time on the open market or pursuant to negotiated and block transactions. The repurchased shares will be held as treasury shares and used under the company stock option plans, employee stock purchase plans and for general corporate purposes. The authorization expires in October 31, 2001. The Company had purchased 341 shares of common stock in 2000 at an aggregate cost of $832.

      STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

      2000 Stock Incentive Plan - On May 31, 2000 the Board of Directors adopted the Amended and Restated 2000 Stock Incentive Plan (the "2000 Plan"). On July 13, 2000, Innoveda's stockholders approved the 2000 Plan. Under the 2000 Plan either shares of the Company's common stock or options to purchase shares of the Company's stock may be issued at the discretion of the Company's Board of Directors. The initial 4,500 shares authorized to be issued under the 2000 Plan increase automatically by 2,000 shares annually during the Plan's existence. In addition, up to 2,400 shares which were previously available for issuance under the Summit Design 1994 Stock Plan, the Summit Design 1997 NonStatutory Stock Plan and the Viewlogic Inc. 1998 Stock Incentive Plan (collectively, the "Prior Plans") may be issued under the 2000 plan. No more than 500 shares of stock can be awarded to a single employee in any calendar year. Options generally vest over a period of four years and expire after ten years. Options granted to certain officers are exercisable when granted; however, the shares are subject to repurchase rights by the Company at the exercise price. The Company's right to repurchase the shares generally lapses ratably over four years.

      1998 Stock Incentive Plan - The Company has the Viewlogic, Inc. 1998 Stock Incentive Plan (the "1998 Plan"). Under the 1998 Plan, the Company may issue stock or options to purchase shares at the discretion of the Company's Board of Directors. The initial 4,521 shares authorized to be issued under the 1998 Plan increase automatically by five percent of the original shares authorized annually during the 1998 Plan's existence. No more than 883 shares of stock can be awarded to a single employee in any calendar year. Options generally vest over a period of four years and expire after ten years. Options granted to certain officers are exercisable when granted; however, the shares are subject to repurchase rights by the Company at the exercise price. The Company's right to repurchase the shares generally lapses ratably over four years.

      Other Stock Option Plans - The Company has the Incentive Stock Option Plan ("1994 Plan"), 1996 Director Option Plan (the "Director Plan") and the 1997 Nonstatutory Stock Option Plan ("Nonstatutory Plan") pursuant to which the Company may grant options to employees and consultants. Under the terms of the 1994 Plan, the option price is determined as the fair value of the Company's common stock at the time the option is granted. Under the 1994 Plan, 3,447 shares of common stock are authorized for issuance.. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the date of grant. Options granted under the Nonstatutory Plan will be nonstatutory stock options and are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the grant date. In addition, no more than 25 options may be granted to directors and persons considered "officers" by the NASDAQ Stock Market. The maximum aggregate number of shares of common stock authorized for issuance is 1,050 shares.

      There were 3,600 shares of common stock reserved for the grant of stock options under all Plans at December 30, 2000, subject to certain limitations as discussed above.

      The following is a summary of all option activity under all Plans:

                                                Weighted-
                                      Number     Average
                                        of       Exercise
                                      Shares      Price

Outstanding at January 1, 1998            --      $  --
  Granted                              3,679       0.49
  Exercised                               --         --
  Forfeited                               (5)      0.49
                                      ------      -----

Outstanding at January 2, 1999         3,674       0.49
  Granted                                469       1.00
  Exercised                           (1,955)      0.49
  Assumed Transcendent options            57       2.25
  Forfeited                             (225)      0.60
                                      ------      -----

Outstanding at January 1, 2000         2,020       0.65
  Granted                              3,753       3.42
  Exercised                             (504)      1.35
  Assumed options from acquisitions    2,715       4.42
  Forfeited                           (1,286)      3.36
                                      ------      -----

Outstanding at December 30, 2000       6,698      $3.17
                                      ======      =====

      The following are the shares exercisable at the corresponding weighted average exercise price at December 30, 2000, January 1, 2000, and January 2, 1999, respectively: 1,807 at $3.37, 479 at $0.68, and 2,089 at $0.49.
      The weighted-average grant date fair value for options granted for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 was $2.28, $1.31, and $0.72, respectively.

      At December 30, 2000, 2,809 shares issued upon the exercise of options by certain officers of the Company were subject to repurchase by the Company at the exercise price.

      The following table sets forth information regarding options outstanding as of December 30, 2000:

                  Options Outstanding                      Options Exercisable
                  -------------------                      -------------------
                              Weighted -       Weighted -
                               Average          Average               Weighted -
   Range of                  Contractual       Exercise                Average
Exercise Prices   Shares   Periods in Years      Price     Shares   Exercise Price
      0.09             6         7.89             0.09          2         0.09
  0.31 - 0.35          6         5.50             0.34          5         0.34
      0.49         1,118         7.83             0.49        537         0.49
  0.80 - 1.17        134         8.30             0.84         55         0.89
  1.75 - 2.63        441         8.60             2.34        191         2.28
  2.69 - 4.00      4,014         9.33             3.25        640         3.35
  4.06 - 5.57        609         9.12             4.91        107         5.24
  6.50 - 9.63        319         7.14             8.48        224         8.74
 12.75 - 17.00        51         7.18            14.56         46        14.66

      For financial reporting purposes, the deemed fair value of the common stock at the dates of grants resulted in deferred compensation expense of $431 for the year ended January 1, 2000 and $1,918 for the year ended January 2, 1999. These charges are being recognized ratably over the vesting period. Compensation expense recognized amounted to $588, $531 and $116 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999.

      2000 Employee Stock Purchase Plan - On May 16, 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("2000 Purchase Plan"). The 2000 Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue code, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their base salary up to a maximum of $25 of common stock for all purchase periods ending within any calendar year. The price of common stock purchased under the 2000 Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first day of each 24-month offering period or the last day of the applicable six-month purchase period. The Company has reserved 700 shares of common stock for issuance under the 2000 Purchase Plan. The Company has not issued shares of common stock under the 2000 Purchase Plan as of December 30, 2000.

      1996 Employee Stock Purchase Plan - The Company has the 1996 Employee Stock Purchase Plan ("1996 Purchase Plan") which was replaced by the 2000 Purchase Plan. The 1996 Purchase Plan, which was intended to qualify under
      Section 423 of the Internal Revenue code, permitted eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their base salary up to a maximum of $25 of common stock for all purchase periods ending within any calendar year. The price of common stock purchased under the 1996 Purchase Plan was 85% of the lower of the fair market value of the common stock on the first day of each 24 month offering period or the last day of the applicable six-month purchase period. The Company issued approximately 86 shares of common stock under the 1996 Purchase Plan during 2000. The Company does not intend to issue any more shares under this plan.

      Pro Forma Disclosures - As described in Note 1, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plans and the Prior Viewlogic's stock option plans consistent with the method required by FASB Statement 123, the Company's net income (loss) and net income (loss) per share would have been:

                               December 30,   January 1,   January 2,
                                   2000          2000         1999

Net income (loss)               $ (11,948)      $ 197       $ 5,838
Net income per common share:
  Basic                             (0.42)       0.05          2.17
  Diluted                           (0.42)       0.01          1.07

      For purposes of the pro forma disclosures, the fair value of the options granted under the Company's stock option plans during the years ended December 30, 2000, January 1, 2000 and January 2, 1999 was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of employee purchase rights under the Company's stock purchase plans was also estimated using the Black-Scholes option pricing model.

      Key assumptions used to apply this pricing model are as follows for the periods presented:

                                          December 30,   January 1,   January 2,
                                             2000           2000         1999
Risk-free interest rate                   5.2% - 6.7%   5.3% - 6.3%      6.0%
Expected life of option grants              4 years       4 years      4 years
Expected volatility of underlying stock        90%           59%          57%
Expected dividend payment rate                 --            --           --

5.    INCOME TAXES

      The components of income (loss) before income taxes consisted of the following:

           December 30,   January 1,   January 2,
               2000          2000         1999

Domestic     $(8,463)      $   124      $ 9,503
Foreign         (876)          416          417
             -------       -------      -------

Total        $(9,339)      $   540      $ 9,920
             =======       =======      =======

      The provision for income taxes consisted of the following:

                                   December 30,   January 1,   January 2,
                                       2000          2000         1999

Current:
  Federal                            $ 6,717            --      $ 3,475
  State                                   --            --          619
  Foreign                                472           250           75
                                     -------       -------      -------

Total                                  7,189           250        4,169

Deferred:
  Federal                             (5,380)           51         (353)
  State                                   --            --          (24)
  Foreign                                 --           (20)         261
                                     -------       -------      -------

Total provision for income taxes     $ 1,809       $   281      $ 4,053
                                     =======       =======      =======

      A reconciliation between the statutory U.S. federal income tax and the Company's effective tax rate for the respective years is as follows:

                                           December 30,   January 1,  January 2,
                                               2000          2000        1999
U.S. federal statutory rate                   (35.0)%        35.0%       35.0%
State taxes - net of federal tax benefit         (4)           --         2.9
Foreign taxes                                   5.0          15.6         1.5
Goodwill                                       21.6            --          --
In-process research and development            22.7            --          --
Amortization of stock compensation              2.4            --          --
Other items                                     6.6           1.4         1.5
                                              -----          ----        ----

Total                                          19.3%         52.0%       40.9%
                                              =====          ====        ====

      For the period from December 5, 1997 through October 3, 1998, the Company was included in the consolidated tax return of Synopsys. For financial statement purposes, the Company has computed the tax provision for the year ended January 2, 1999 as if it had filed separate returns.

      Deferred tax assets and liabilities consisted of the following:

                                           December 30,   January 1,   January 2,
                                               2000          2000         1999
Current assets:
  Accounts receivable                        $  1,871      $    537     $    774
  Deferred compensation                         1,561           504          411
  Foreign net operating loss
   carryforwards                                1,123           301          229
  Depreciation                                    490            --           --
  In-process research and development             949            --           --
  Amortization of stock compensation              571            --           --
  Other items                                      61            --          166
                                             --------      --------     --------

Total current assets                         $  6,626      $  1,342     $  1,580
                                             --------      --------     --------

Noncurrent liabilities:
  Purchased technology                       $ 24,516      $    993     $     --
  Capitalized software costs                    2,233           822          891
  Depreciation and amortization                   230           530          534
  Deferred revenues                               212            --           --
  Other                                           451            48           93
                                             --------      --------     --------

Total liabilities                            $ 27,642      $  2,393     $  1,518
                                             --------      --------     --------

Total net deferred tax asset (liability)     $(21,016)     $ (1,051)    $     62
                                             ========      ========     ========

      No valuation allowance is required as the deferred tax assets are expected to be fully realized.

6.    COMMITMENTS AND CONTINGENCIES

      Leases - The Company leases its principal office facilities and certain computer equipment under noncancelable operating leases expiring on various dates through 2006. The Company's headquarters office lease is through 2002. The lease includes three two-year renewal options to extend the lease through 2008. The lease contains a three-month rental abatement and a rental escalation clause, the effects of which are being recognized ratably over the lease term. At December 30, 2000, future minimum lease payments under these noncancelable leases were approximately as follows:
      2001, $5,135; 2002, $4,583; 2003, $2,639; 2004, $2,006; 2005, $1,180; and
      thereafter, $154. The Company leases other office facilities under operating lease agreements for which lease terms are one year or less. Total rent expense was approximately $1,778, $2,232 and $3,572 for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

      Contingencies - The Company is involved in certain legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial condition or operating results.

7.    RELATED PARTY TRANSACTIONS

      Sale of VirSim Product Line - On July 28, 2000, Innoveda entered into an agreement with Synopsys, Inc. By virtue of its ownership interest in Innoveda, Synopsys may be deemed to be affiliated with Innoveda. Synopsys agreed to acquire Innoveda's VirSim electronic design software tool and certain related assets for a purchase price of $7.0 million. The sale was completed on August 2, 2000. There was no gain or loss on the sale as the proceeds were offset by a related write-off of goodwill and other intangible assets that were recorded from the business combination of Summit and Viewlogic in March 2000. This transaction resulted in an additional tax provision of approximately $1.5 million in 2000.

      Royalty Agreements - On October 2, 1998, the Company entered into two OEM agreements with Synopsys pursuant to which the Company has the right to resell certain Synopsys software. The agreements are for two and three years and are automatically renewed on a year-to-year basis thereafter. The three-year agreement requires minimum annual payments of $750. Under these agreements, the Company paid royalties to Synopsys of $2,279, $1,890, and $0 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively. Under a prior agreement, the Company paid royalties to Synopsys aggregating approximately $713 for the year ended January 2, 1999.

      Minority Stockholders - The minority stockholder in PADS Asia, a subsidiary of the Company, is entitled to receive annually a performance bonus based on PADS Asia's operations. The bonus amounted to $72 for the year ended December 30, 2000. At December 30, 2000, total amounts payable to minority stockholders amounted to $66. Additionally, PADS Asia had sales to the minority stockholder of $67 for the year ended December 30, 2000.

      Other Related Party Transactions - Expensed fees for contract software development paid to an employee-owned company amounted to $429 for year ended December 30, 2000.

8.    QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following tables sets forth selected quarterly financial information:

                                                        Quarters Ended
                                        -------------------------------------------------
                                        April 1,     July 1,   September 30,   December 30,
                                          2000        2000        2000           2000
                                        -------------------------------------------------
Revenue                                 $  7,628    $ 21,560     $ 23,103      $ 30,811
Operating income (loss)                   (5,199)       (944)      (2,878)          (16)

Net income (loss)                         (4,442)       (669)      (4,814)       (1,243)
Net income (loss) per share - Basic        (0.57)      (0.02)       (0.14)        (0.03)
Net income (loss) per share - Diluted      (0.57)      (0.02)       (0.14)        (0.03)

                                                        Quarters Ended
                                        -------------------------------------------------
                                        April 3,     July 3,    October 2,     January 1,
                                          1999         2000        1999           2000
                                        -------------------------------------------------
Revenue                                 $  6,534    $ 13,248     $ 13,585      $ 12,682
Operating income (loss)                    1,655         592          700          (765)

Net income (loss)                            740         135          192          (808)
Net income (loss) per share - Basic         0.27        0.05         0.04         (0.15)
Net income (loss) per share - Diluted       0.05        0.01         0.01         (0.15)

9.    SEGMENT INFORMATION

      SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements. Management has determined that the Company has only one "reportable operating segment," given the financial information provided to and used by the "chief decision maker" of the Company to allocate and assess the Company's performance. Revenue consists of software sales, maintenance sales, and services. Summarized information about the Company's operations by geographic area for the periods stated are as follows:

                       North
                      America   Europe     Japan    Israel    Consolidated

December 30, 2000:
  Revenue             $65,979   $11,740   $12,140   $     0     $89,859
  Long-lived assets    83,123       438        50     1,528      85,139

January 1, 2000:
  Revenue             $40,225   $ 8,820   $ 4,454   $     0     $53,499
  Long-lived assets    10,455       284       593         0      11,332

January 2, 1999:
  Revenue             $41,667   $ 8,655   $ 4,915   $     0     $55,237
  Long-lived assets     7,109       344       612         0       8,065

      No customer accounted for more than 10% of revenue for the years ended December 30, 2000, January 1, 2000 and January 2, 1999.

10.   RETIREMENT SAVINGS PLAN

      In 1988, the Company established a qualified 401(k) retirement savings plan covering substantially all of the Company's domestic employees. As of March 1, 1998 and effective through October 2, 1998, the Company adopted and contributed to the Synopsys' 401(k) retirement savings plan. On November 1, 1998, the Company established a new 401(k) retirement savings plan under which domestic employees are allowed to contribute a certain percentage of their pay. The Company matches 50% of employee elected pretax contributions, up to an annual maximum. In addition, as part of PADS and Summit mergers, the Company acquired the former 401(k) retirement plans from those companies. No further employee contributions were accepted after the respective merger dates. Employer contributions for all plans amounted to $235, $286 and $361, respectively, for the years ended December 30, 2000, January 1, 2000 and January 2, 1999.

11.   EARNINGS PER SHARE

      Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. Although Summit is the surviving legal entity after the March 2000 business combination and the legal acquirer, for accounting purposes the Summit business combination was treated as an acquisition of Summit by Viewlogic. The weighted average number of common shares outstanding has been adjusted for all periods reported in the table below to reflect the Summit exchange ratio of .67928.

                                                                 Year Ended
                                                   --------------------------------------
                                                   December 30,   January 1,   January 2,
                                                       2000          2000         1999
Net income (loss)                                   $ (11,168)     $   259      $ 5,867
                                                    =========      =======      =======
Weighted-average number of common shares - basic       28,252        3,938        2,694
Assumed number of shares issued from:
  Dilutive effects of stock options                        --          780           --
  Assumed conversion of Preferred Stock (Note 1)           --       10,868        2,740
                                                    ---------      -------      -------
Weighted-average number of common and common
  equivalents shares - diluted                         28,252       15,586        5,434
                                                    =========      =======      =======

Net income (loss) per share - basic                 $   (0.40)     $  0.07      $  2.18
                                                    =========      =======      =======

Net income (loss) per share - diluted               $   (0.40)     $  0.02      $  1.08
                                                    =========      =======      =======

      For the years ended December 30, 2000, January 1, 2000 and January 2, 1999, there were 6,698, 1,239 and 3,674 anti-dilutive weighted average shares, respectively, not included in the table above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2000, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2001, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2001, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2001, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2000, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Report of Independent Accountants therein are filed as part of this Form 10-K:

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements under
Item 8, which Index to Consolidated Financial Statements is incorporated herein by reference.

(a)(2) FINANCIAL STATEMENT SCHEDULE

The following financial statement schedules for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, filed as part of this Form 10-K should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent accountants filed herewith:


                                                  Page No.

Schedule II Valuation and Qualifying Accounts       S-1

Schedules not listed above have been omitted because the information required to be set forth therein is not required, not applicable or the information is otherwise included elsewhere in this Form 10-K.

(a)(3) EXHIBITS

The exhibits filed as a part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith, and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission. Innoveda's file number under the Securities Exchange Act of 1934 is 000-20923.

(b) REPORTS ON FORM 8-K

On October 6, 2000, Innoveda filed a Current Report on Form 8-K dated September 22, 2000 (the "Current Report on Form 8-K") reporting: (i) under Item 2 the acquisition of assets in connection with Innoveda's acquisition of PADS Software, Inc. ("PADS") and (ii) under Item 7, certain financial statements of PADS and pro forma financial information of Innoveda and PADS. All of the following financial statements identified under Item 7 of the Current Report on Form 8-K, the notes related thereto and, with respect to audited financial statements, the independent auditors' report thereon had been previously reported in Innoveda's Registration Statement on Form S-4 (File No. 333-42814), as amended, and pursuant to General Instruction B.3 of Form 8-K, no additional audited financial statements of PADS, unaudited financial statements of PADS or pro forma financial statements were reported in the Current Report on Form 8-K.

      A.    Audited Consolidated Financial Statements of PADS and subsidiary:

            1.    balance sheets as of December 31, 1998 and 1999;

            2. statements of operations for the years ended December 31, 1997, 1998 and 1999;

            3. statements of stockholders' deficiency for the years ended December 31, 1997, 1998 and 1999; and

            4. statements of cash flows for the years ended December 31, 1997, 1998 and 1999.

      B.    Unaudited Consolidated Financial Statements of PADS and subsidiary:

            1.    balance sheet as of March 31, 2000;

      2. statements of operations for the three months ended March 31, 1999 and 2000;

      3. statement of stockholders' deficiency for the three months ended March 31, 2000; and

      4. statements of cash flows for the three months ended March 31, 1999 and 2000.

C. Unaudited Pro Forma Combined Condensed Financial Statements of Innoveda and PADS, along with their respective subsidiaries :

      1.    balance sheet as of April 1, 2000; and

      2. statements of operations for the three months ended April 1, 2000 and for the year ended January 1, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2001.


                                                       INNOVEDA, INC.
                                                       By: /s/ Kevin P. O'Brien
                                                       Kevin P. O'Brien
                                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature               Title                                    Date


/s/ William J. Herman   President and Chief Executive Officer    March 30, 2001
---------------------   and Director (Principal Executive
William J. Herman       Officer)


/s/ Kevin P. O'Brien    Vice President of Finance and Chief      March 30, 2001
---------------------   Financial Officer (Principal Financial
Kevin P. O'Brien        Officer and Principal Accounting Officer)


/s/ William V. Botts    Director                                 March 30, 2001
---------------------
William V. Botts


/s/ Lorne J. Cooper     Director                                 March 30, 2001
---------------------
Lorne J. Cooper


/s/ Steven P. Erwin     Director                                 March 30, 2001
---------------------
Steven P. Erwin


/s/ Keith B. Geeslin    Director                                 March 30, 2001
---------------------
Keith B. Geeslin


/s/ Hiroshi Hashimoto   Director                                 March 30, 2001
---------------------
Hiroshi Hashimoto

SCHEDULE II

For the Fiscal Years Ended December 30, 2000, January 1, 2000 and January 2,
1999
(In Thousand of Dollars)

                                              Balance at   Additions   Deductions   Balance at
                                               Beginning                  from        End of
                                               of Period                Reserves      Period
----------------------------------------------------------------------------------------------
For the fiscal year ended December 30, 2000
Allowance for doubtful accounts                 $1,465      $  831       $  262       $2,034
                                                ======      ======       ======       ======

For the fiscal year ended January 1, 2000
Allowance for doubtful accounts                 $1,940      $  454       $  929       $1,465
                                                ======      ======       ======       ======

For the fiscal year ended January 2, 1999
Allowance for doubtful accounts                 $1,477      $  584       $  121       $1,940
                                                ======      ======       ======       ======

EXHIBIT INDEX

Exhibit No.

2.1(1) Agreement and Plan of Merger and Reorganization, dated as of June 2, 2000, by and among the Registrant, Innovative Software, Inc., PADS Software, Inc. and Kyoden Company, Ltd.

2.2(13) Agreement and Plan of Reorganization dated as of September 16, 1999 by and between between the Registrant, Hood Acquisition Corp. and Viewlogic Systems Inc.

2.3(13)     Form of Viewlogic Voting Agreement.

3.1(2) Amended and Restated Certificate of Incorporation of the Registrant, as amended.

3.2(3)      Amended and Restated By-laws of the Registrant.

4.1(9) Specimen stock certificate representing common stock, $.01 par value per share, of the Registrant.

4.2(1) Voting and Transfer Restriction Agreement, dated as of June 2, 2000, by and among the Registrant and certain affiliates of PADS Software, Inc.

10.1(4) Form of Indemnification Agreement between the Registrant and its executive officers and directors.

10.2(4)*    1994 Stock Plan, as amended.

10.3(4)*    1996 Director Option Plan.

10.4(5)*    Amended and Restated 2000 Stock Incentive Plan.

10.5(5)*    2000 Employee Stock Purchase Plan.

10.6(6)* Employment Agreement between the Registrant and Larry J. Gerhard dated February 25, 1999.

10.7* Employment Agreement between the Registrant and Guy Moshe dated May 28, 2000.

10.8(3)+ Software OEM License Agreement between the Registrant, Test System Strategies Inc. and Credence Systems Corporation dated May 19, 1997.

10.9(4)+ Distributor Agreement between the Registrant and Seiko Instruments, Inc., dated February 1, 1996.

10.10(3)*   Loan Agreement between the Registrant and Moshe Guy dated May 20,
            1997.

10.11(8) Loan Agreement between the Registrant and Dasys, Inc. dated July 16, 1997.

10.12(10)*  TriQuest Design Automation, Inc. 1995 Stock Option Plan.

10.13(14)*  Simulation Technologies Corp. 1994 Stock Option Plan and form of agreement thereto.

10.14(11)*  1997 NonStatutory Stock Option Plan and form of agreement thereto.

10.15(7)+   Term Sheet Agreement between the Registrant and
            Seiko Instruments, Inc.

10.16(6)+   Amendment to Software OEM License Agreement between the Registrant and Credence Systems Corporation dated December 18, 1998.

10.17(12)*  Amendment to Employment Agreement between the Registrant and Larry
            J. Gerhard dated April 30, 1999.

10.18(1) Software Purchase Agreement and Source Code License Grant-Back between the Registrant, Innoveda Minnesota Holdings, Inc., Synopsys, Inc. and Synopsys International Limited dated July 28, 2000.

10.19(13)*  Viewlogic 1998 Stock Incentive Plan, as amended, and form of agreements thereto.

10.20(13)*  Transcendent Design Technology, Inc. Restricted Stock Plan and form of agreements thereto.

10.21(13)*  Transcendent Design Technology, Inc. Stock Option Plan and form of agreements thereto.

10.22(13)*  Employment Agreement between Viewlogic and Richard G. Lucier dated
            October 2, 1998.

10.23(13)*  Employment Agreement between Viewlogic and William J. Herman dated
            October 2, 1998.

10.24(13)   Investors' Rights Agreement between Viewlogic and the parties named therein dated October 2, 1998.

10.25(13)   VCS OEM Agreement between Viewlogic and Synopsys dated October 2,
            1998.

10.26(13)   FPGA OEM Agreement between Viewlogic and Synopsys dated October 2,
            1998.

10.27(13)   Software Assignment and License Agreement between Viewlogic and
            Synopsys dated October 2, 1998.

10.28(13)   Patent Assignment and Cross-License Agreement between Viewlogic and
            Synopsys dated October 2, 1998.

10.29(13)   Blast Software License and Assignment Agreement between Viewlogic and Synopsys dated October 2,1998.

10.30(1)   Amended and Restated Loan Agreement among the Registrant, Viewlogic,
            Fleet National Bank, as Agent and a Lender and the other financial institutions now or hereafter parties hereto, dated July 31, 2000.

10.31(13)   Office Lease Agreement between Viewlogic and Rosewood III Associates
            Limited Partnership, as amended, dated November 16, 1989.

10.32(13)*  Secured Promissory Note by Paula J. Cassidy and John F. Cassidy in
            favor of Viewlogic dated August 11, 1999.

10.33(13)*  Secured Promissory Note by Peter T. Johnson and Andrea R. Johnson in
            favor of Viewlogic dated August 11, 1999.

10.34(13)*  Secured Promissory Note by William J. Herman in favor of Viewlogic dated August 11, 1999.

10.35(13)*  Secured Promissory Note by Richard G. Lucier in favor of Viewlogic dated August 12, 1999.

10.36(13)*  Secured Promissory Note by Kevin P. O'Brien in favor of Viewlogic dated August 11, 1999.

21.1        Subsidiaries of the Registrant.

23.1        Consent of Deloitte & Touche LLP

24.1 Power of Attorney (included in the signature page of this Registration Statement).

-----------------------

(1.) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-42814) as declared effective by the Securities and Exchange Commission on August 11, 2000.

(2.) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-06445) as declared effective by the Commission on October 17, 1996, to the Registrant's Current Report on Form 8-K dated March 23, 2000 as filed with the Commission on April 7, 2000 and to the Registrant's Registration Statement on Form S-8 (File No. 333-43582) as filed with the Commission on August 11, 2000..

(3.) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 as filed with the Commission on August 14, 1997.
(4.) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-06445) as declared effective by the Securities and Exchange Commission on October 17, 1996.
(5.) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A as filed with the Commission on June 9, 2000.
(6.) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Commission on March 31, 1999.
(7.) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Commission on March 31, 1998.
(8.) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 as filed with the Commission on November 14, 1997.
(9.) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 23, 2000 as filed with the Commission on April 7, 2000.
(10.) Incorporated by reference to the Registration Statement on Form S-8 (File
      No. 333-32551) as filed with the Commission on July 31, 1997.
(11.) Incorporated by reference to the Registration Statement on Form S-8 (File
      No. 333-47545) as filed with the Commission on March 9, 1998.
(12.) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1999 as filed with the Commission on May 14, 1999.
(13.) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-89491) as declared effective by the Commission on February 14, 2000.
(14.) Incorporated by reference to the Registration Statement on Form S-8
      (File No. 333-47481) as filed with the Commission on March 6, 1998.

+     Documents for which confidential treatment has been granted.
*     Indicates management compensatory plan, contract or arrangement.

EXHIBIT 10.7


                              EMPLOYMENT AGREEMENT
                              --------------------

                                 By and Between

                              Summit Design (EDA) Ltd.
                              (Co. no. 51-100785-8)
                              of 8 Ha'Sadnaot Street
                              Herzlia, Israel
                              (hereinafter the "Company")
                                                                     of one side
                                       and

                              Guy Moshe
                              (I.D. no. 5043677)
                              of_______________
                              _________________
                              (hereinafter the "Executive")
                                                               of the other side

Whereas the Company is willing to employ the Executive in accordance with the terms and conditions of this Agreement; and

Whereas the Executive desires to be employed by the Company in accordance with the terms and conditions of this Agreement;

               NOW THEREFORE, THE PARTIES HEREBY AGREE AS FOLLOWS:

1.    General

      1.1   The preamble to this Agreement constitutes an integral part thereof.

      1.2 The section headings used in this Agreement shall not be used in its interpretation.

2.    Employment and Duties

      2.1 Subject to the terms and conditions set forth in this Agreement, the Executive will be employed by the Company as General Manager and hold the position of Senior Vice President of Innoveda, Inc. (hereinafter - "Innoveda") responsible for Israeli Operations of Innoveda. The Executive hereby represents that he has the knowledge, qualifications, capabilities, experience and expertise required in order to fulfill this position.

      2.2. The Executive's authority, scope of responsibility and duties may undergo changes, as the Board of Directors of the Company (hereinafter the "Board") shall determine from time to time.

      2.3 The Executive undertakes to perform his duties in accordance with the rules and procedures issued by the Board from time to time.

      2.4 The Executive undertakes to perform his duties and functions skillfully, with the utmost expertise and devotion, faithfully and honestly, and to act to the best of his ability to safeguard the interests of the Company and Innoveda. For these purposes, the Executive shall devote during his work with the Company, all of his energy, abilities, knowledge and experience to the Company and Innoveda.

      2.5 The Executive undertakes to inform the Company without delay regarding any matter or issue in which he has a personal interest and/or that may create a conflict of interest with his position at the Company or with Innoveda.

      2.6 This Agreement is a personal and special agreement regulating the relations between the Company and the Executive, and exclusively determines the terms of the Executive's employment with the Company. Any collective agreement which applies, if at all, to the Company's other employees shall not apply to the Executive.

3.    Term

      3.1 This Agreement shall have binding force and effect following the closing of the merger (hereinafter - the "Merger") between Viewlogic Systems, Inc. and Summit Design, Inc. under the Agreement and Plan of Reorganization by and among Summit Design, Inc., Hood Acquisition Corp. and Viewlogic Systems Inc. dated March 24, 2000. The term of this Agreement shall commence immediately following the closing of the Merger.

      3.2 The term of this Agreement shall be for two (2) years from March 23, 2000 unless terminated as provided in sections 3.3 and 3.4 below.

            It is agreed upon the parties that the entry into this Agreement shall in no manner cause discontinuity in the Executive's employment with the Company, which had initiated on August 15, 1992 and shall be in effect until the termination of the Executive's employment under this Agreement or the applicable law.

      3.3 Either party to this Agreement may terminate same, thus terminating the Executive's employment with the Company and his position with Innoveda, at any time and with or without cause by giving 90 (ninety) days (the "Notice Period") prior written notice to the other party.

            Notwithstanding the above, the Company may elect to terminate the Executive's employment with the Company and his position with Innoveda immediately under this section 3.3 provided however, that the Company shall pay the Executive in advance only his then current Base Salary and fringe benefits as set forth in sections 4.2.1, 4.2.2, 4.2.3 hereof, payable to the Executive throughout the Notice Period.

      3.4 The Company shall be entitled to terminate the employment of the Executive with the Company and his position with Innoveda hereunder forthwith and without any prior notice and without payment of any kind, in any of the following events:

            3.4.1 The Executive was convicted of a criminal offense or unethical practice connected with his employment or of any other serious criminal offense, or if the Executive commits an act of moral turpitude.

            3.4.2 The Executive abandons the duties of his position under section 2 above, other than as a result of illness or disability.

            3.4.3 The Executive materially breached this Agreement or any of his duties towards the Company or Innoveda, including, without limitation, a material breach by the Executive of any employment, consulting, advisory, non-disclosure, non-competition or other similar agreement between the Executive and the Company or Innoveda, and failed to rectify such breach within 48 (forty eight) hours following receipt of notice regarding the breach, provided that no such curing period shall be granted regarding a breach which cannot be rectified, or regarding a breach following a previous breach (whether the same or not) which was cured following notice thereof.

            3.4.4 The Company became entitled to legally dismiss the Executive without payment of severance pay.

            3.4.5 Reasonable determination by the Company or Innoveda of willful misconduct by the Executive.

      3.5 In the event that the Company or Innoveda require (in writing) the Executive to perform in any role that does not include the Executive's role of General Manager, as detailed in section 2.1 above and as a result the Executive terminates his employment with the Company, the unvested portion of the stock option granted to the Executive on February 25, 1999 exercisable for 100,000 (one hundred thousand) shares of Innoveda's Common Stock shall automatically accelerate and such option shall be fully exercisable. Notwithstanding the foregoing, if it is determined by Innoveda's independent public accountants that the grant of the option or the acceleration of the vesting of the option would preclude accounting for a transaction as a pooling of interests for financial accounting purposes, the granting of the option or this acceleration provision, as the case may be, shall be null and void.

      3.6 It is agreed that the Executive will be entitled to all funds (including earnings) accrued in the "Managers Insurance Plan" as defined in section 4.2.1 below, in any event that the Executive's employment is terminated by the Executive.

      3.7 In the event that the Executive's employment with the Company is terminated by the Company for reasons other than cause, the Executive shall be entitled to receive (a) severance payments in accordance with the applicable Law, minus any amount provided for by "Managers Insurance Plan", as defined in section 4.2.1 below plus
            (b) his then current monthly Base Salary and the Fringe Benefits described in sections 4.2.1, 4.2.2, 4.2.3, both for a period of nine
            (9) months.

      3.8 In the event that a "change in control" of the Company or Innoveda, as the case may be, occurs and within 12 (twelve) months after such change in control, the employment of the Executive under this Agreement is terminated by the Company, without cause, or by the Executive for a "good reason(s)" (all as defined below), then:

            3.8.1 The Company shall pay the Executive (a) severance payments in accordance with applicable law, minus any amount provided for by "Managers Insurance Plan," as defined in section 4.2.1 below plus (b) his his then current monthly Base Salary and the Fringe Benefits described in sections 4.2.1, 4.2.2 and 4.2.3,each both for a period of nine (9) months., minus any amount paid to the Executive throughout the Notice Period or otherwise under section 3.3 above.

            3.8.2 In addition, the unvested portion of the stock option granted to the Executive on September, 1999 exercisable for 150,000 (one hundred and fifty thousand) shares of Innoveda's Common Stock shall automatically accelerate and such option shall be fully exercisable. Notwithstanding the foregoing, if it is determined by Innoveda's independent public accountants that the grant of the option or the acceleration of the vesting of the option would preclude accounting for a transaction as a pooling of interests for financial accounting purposes, the granting of the option or this acceleration provision, as the case may be, shall be null and void.

      3.9 For purposes of this Agreement, "change in control" shall mean the occurrence of any of the events or circumstances set forth in clauses (I) through (IV) hereunder. Pursuant to section 3.8 above, "Company" in each of clauses (I) through (IV) hereunder, shall mean the Company or Innoveda respectively:

            (I) The acquisition by an individual, entity or group (within the meaning of section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended) (a "Person") of beneficial ownership of any capital stock of the Company if, after such acquisition, such Person beneficially owns 50% or more of either (A) the then outstanding shares of Common Stock (the "Outstanding Common Stock") or (B) the combined voting powers of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Voting Securities"), provided, however, that for such purposes, the following acquisitions shall not constitute a Change in Control: (i) any acquisition directly from or by the Company, (ii) any acquisition by any Employee benefit plan (or related trust) sponsored or maintained by the Company or corporation controlled by the Company , or (iii) any acquisition by any entity that previously held any shares of any class of preferred stock of Viewlogic Systems, Inc. a Delaware USA Corporation, or (iv) any acquisition by any corporation pursuant to a transaction which complies with all of clauses (A), (B) and (C) of subparagraph (III) of this section 3.9.

            (II) Individuals who, as of the date hereof, constitute the members of the Company's Board of Directors (the "Incumbent Directors") ceasing for any reason to constitute at least a majority of the Company's Board of Directors; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the Incumbent Directors then in office shall be deemed to be an Incumbent Director (except that this proviso shall not apply to any individual whose initial election as a director occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Company's Board of Directors).

            (III) The consummation of a reorganization, recapitalization, merger or consolidation involving the Company or a sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), unless, immediately following such Business Combination, each of the following three conditions is satisfied: (A) all or substantially all of the individuals and entities who were the beneficial owners of the Outstanding Common Stock immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors respectively of the resulting or acquiring corporation in such Business Combination (which shall include, without limitation, a corporation which as a result of such transaction owns the Company or substantially all of the Company's assets either directly or through one or more subsidiaries) (such resulting or acquiring corporation is referred to herein as the "Acquiring Corporation") in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the Outstanding Common Stock (B) no Person

                  (excluding the Acquiring Corporation or any Executive benefit plan (or related trust) maintained or sponsored by the Company or the Acquiring Corporation) beneficially owns, directly or indirectly, 50% or more of the then outstanding shares of common stock of the Acquiring Corporation or of the combined voting power of the then outstanding voting securities of such corporation (except to the extent that such ownership existed prior to the Business Combination) and (C) a majority of the members of the board of directors of the Acquiring Corporation were Incumbent Directors at the time of the execution of the initial agreement, or of the action of the Company's Board of Directors, providing for such Business Combination.

            (IV) Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

            Notwithstanding any of the terms provided for in this section 3.9, "change in control" shall not include any disposition by Innoveda of all or part of its holdings in the Company or a change in the Board of Directors of the Company provided however, that Innoveda shall continue to maintain, directly or indirectly, control over the Company.

      3.10 For purposes of this Agreement, "good reason" shall mean the occurrence without the Executive's prior written consent, of any of the events or circumstances set forth in clauses (I) through (V) hereunder. Notwithstanding the occurrence of any such event or circumstance, such occurrence shall not be deemed to constitute good reason if, (i) the Executive terminated his employment yet failed to give notice to the Company with regard to such event or circumstance and to provide the Company with the opportunity to cure same within at least 30 days as of the date of receipt of notice by the Company; or (ii) prior to the date of termination, such event or circumstance has been fully corrected and the Executive has been reasonably compensated for any losses or damages resulting therefrom (provided that such right of correction by the Company shall only apply to the first notice of termination at the election of the Executive for good reason).

            (I) Any significant diminution in the Executive's duties, responsibilities or authority in effect immediately prior to the earliest to occur of (A) the date on which a change in control of the Company or Innoveda occurs, (B) the date of the execution of an initial written agreement or instrument providing for a change in control of the Company or Innoveda or (C) the date of the adoption by the Board of a resolution providing for a change in control of the Company or Innoveda (with the earliest to occur of such dates referred to herein as the "Measurement Date").

            (II) Any reduction in the Base Salary (as defined below) as in effect on the Measurement Date or as the same may be increased from time to time thereafter.

            (III) The failure by the Company to (A) continue in effect any material compensation or benefit plan or program (each, a "Benefit Plan") in which the Executive participates or which is applicable to the Executive immediately prior to the Measurement Date, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan or reasonable cash compensation in lieu thereof) has been made with respect to such plan or program, (B) continue the Executive's participation in a Benefit Plan (or in such substitute or alternative plan or make reasonable cash compensation in lieu thereof) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the Executive's participation relative to other employees, than the basis existing immediately prior to the Measurement Date or (C) award cash bonuses to the Executive in amounts and in a manner substantially consistent with past practice in light of the Company's financial performance.

            (IV) The failure by the Company to obtain the agreement, in a form reasonably satisfactory to the Executive, from any successor to the Company to assume and agree to perform this Agreement to the same extent that the Company would be required to perform it if no such succession had taken place.

            (V) Any failure of the Company to pay or provide to the Executive any portion of the Executive's compensation or benefits due under any Benefit Plan within 30 (thirty) days of the date such compensation or benefits are due, or any material breach by the Company of this Employment Agreement.

      3.11 For the purpose of this Agreement "cause" shall mean any of the acts or events described in section 3.4 hereof. The Executive shall be considered to have been discharged for cause if the Company or Innoveda determines within 30 (thirty) days of the Executive's resignation that discharge for cause was warranted.

      3.12  For the removal of all doubt, neither the Merger as defined in section 3.1 above nor the change in Innoveda's Board of Directors that resulted therefrom shall be considered as a "change in control" and/or give rise to any "good reason" for the purposes of this Agreement and accordingly does not grant the Executive any payments under sections 3.8.1 and 3.8.2 above.

4.    Compensation

      During his employment under this Agreement, the Executive shall be entitled to the salary and benefits as set forth in sections 4.1-4.2 below:

      4.1   Salary

            Annual base salary at the rate of the gross amount of NIS 937,640 (nine hundred thirty seven thousand six hundred and forty New Israeli Shekels) ("Base Salary"). (The base salary was equivalent to $US 220,000.00 on October 4, 1999.)

            In addition, the Executive shall be entitled to receive an annual bonus of up to 50% of his Base Salary, as shall be determined by the Board from time to time and in accordance with assessment of personal achievements and Company goals.

      4.2   Fringe Benefits

            4.2.1 Managers Insurance Plan

                  The Company shall ensure that the Executive is insured under a Managers Insurance Plan to be owned by the Company. For this purpose, the Company shall pay monthly installments in the amount of 13 1/3 % (thirteen and one third of percent) of the Executive's monthly Base Salary on account of severance and pension payments. An additional 5% (five percent) of the Executive's monthly Base Salary shall be deducted from the Executive's Base Salary on behalf of the Executive on account of pension.

            4.2.2 Advanced Studies Fund

                  The Company shall set aside seven and a half percent (7.5%) of the Executive's monthly Base Salary, and shall deduct two and a half percent (2.5%) of the Executive's monthly Base Salary, for a fund for advanced studies (keren hishtalmut), provided that in no event shall the amounts set aside be in excess of the ceiling determined from time to time by law.

            4.2.3 Company Car

                  The Company shall provide the Executive with the use of a car throughout his employment according to the Company's then current policy.

            4.2.4 Annual Vacation

                  The Executive shall be entitled to annual vacation leave of 22 (twenty two) days, with maximum accrued up to 2 (two) years (i.e. 44 days).

            4.2.5 Sick Leave

                  The Executive shall be entitled to sick leave of up to 30 (thirty) days per year.

            4.2.6 Convalescence Payments

                  The Executive shall be entitled to convalescence payments according to the applicable "extension orders".

      4.3   The Base Salary, potential bonus and benefits specified in this section 4 above constitute the entire compensation to which the Executive shall be entitled to in respect of his employment hereunder. The Executive shall bear and pay the tax due on said salary and benefits.

      4.4 The Company shall deduct from the Executive's Base Salary and other compensation all mandatory payments, including withholding taxes, National Insurance contributions and National Health Insurance contributions.

      4.5 The Executive confirms that he is aware that his position requires a special degree of fiduciary duty. Therefore, the provisions of the Hours of Work and Rest Law, 5711-1951, shall not apply to the Executive's employment hereunder and the Executive shall not be entitled to additional payment of any kind in return for the Executive's work, other than that expressly provided in this Agreement.

      4.6 During the period of the Executive's employment with the Company, the Executive may not engage in any other work, with or without remuneration, except with the prior written approval of the Company.

5.    Confidentiality

      5.1 During the term of the Executive's employment and indefinitely thereafter, regardless of whether such employment was terminated by the Company or the Executive and of the reasons for such termination, the Executive undertakes not to use, communicate, reveal, divulge or otherwise make available to any person or entity, other than as required for the Executive to perform his duties under this Agreement, any of the following:

            5.1.1 Any confidential or proprietary information, including technical, financial, marketing, manufacturing, distribution or any other information of technical or business nature or trade secrets of the Company or Innoveda, including, without limitation, techniques, processes, methods, systems, designs, cost data, computer programs, formula, development or experimental work, work in progress, customers and suppliers; and

            5.1.2 Any information the Company or Innoveda shall have obtained from any third party which the Company or Innoveda is obliged to treat as confidential or proprietary.

      5.2 Upon termination of this Agreement, the Executive shall transfer his duties in an orderly manner and shall deliver to the Company all papers, drawings, notes, memoranda, manuals, specifications, designs, devices, documents, diskettes and tapes, and any other material containing or disclosing any confidential or proprietary technical or business information.

      5.3 For avoidance of all doubt it is hereby clarified that the confidential information to which this section 5 applies includes any information, trade secret, patent, process, designs, techniques, inventions, know-how, copyrights, all other intellectual property and the like (hereinafter the "Developments") which shall have been discovered, conceived or developed by the Executive during his employment with the Company or throughout his position with Innoveda.

      5.4 The Company shall hold all rights to and interests in the Developments referred to in section 5.3 above, including any patent or copyright. The Executive agrees to and hereby does assign exclusively to the Company any and all right, title and interest in the Developments which, notwithstanding the forgoing, may still be vested in the Executive under any applicable law. For avoidance of all doubt, it is hereby clarified that the Executive shall not be entitled to any compensation regarding the Developments and the rights related thereto.

6.    Non-Competition, Conflict of Interest and Non Solicitation

      6.1 The Executive undertakes that during the period of his employment with the Company, and for a period of 1 (one) year following the termination thereof, be the cause of termination and the party who initiated the termination as they may, the Executive shall not directly or indirectly (whether as employee, consultant, individual, proprietor, partner, shareholder or otherwise) engage in any business or technological activity in which the Company or Innoveda is involved, shall not take part in any activity which might compete with the Company's or Innoveda's activities or might be in conflict with the Company's or Innoveda's interests, shall not make any business contacts with the Company's or Innoveda's customers, shareholders, suppliers and/or employees and shall not render services to any person, business or entity which renders services to the Company's or Innoveda's customers and/or shareholders without the prior written consent of the Company.

      6.2 From the date of this Agreement until 2 (two) years after the later of the date on which (i) the Executive's employment with the Company ceases or is terminated (for any reason) or (ii) the Executive ceases to receive any compensation or benefits from the Company or Innoveda, whether on account of services rendered as an employee, officer, director, consultant, advisor, contractor or otherwise, the Executive shall not directly or indirectly (1) recruit, solicit, induce or attempt to induce, any employee of the Company or Innoveda to terminate their employment with the Company or Innoveda; or (2) recruit or solicit for hire, as an employee, officer, director, consultant, advisor, contractor or otherwise, any employee of the Company or Innoveda; or (3) hire, as an employee, officer, director, consultant, advisor, contractor or otherwise, any person who is, or who has been an employee of the Company or Innoveda unless (i) such person has not been an employee, officer, director, consultant, advisor or contractor of the Company or Innoveda, as the case may be, for more than six (6) months prior to the date of such hire (directly or indirectly), or (ii) such person's employment or other relationship with the Company or Innoveda was terminated by the Company or Innoveda respectively and not by such person.

            If the Executive violates the provisions of either section 6.1 or
            6.2 hereof, the Executive shall continue to be bound by the restrictions set forth in sections 6.1 and 6.2 hereof until a period of 1 (one) year in the case of section 6.1 and 2 (two) years in the case of section 6.2, has expired without any violation of such provision.

7.    Injunction

      In addition to other legal rights and remedies, Innoveda, the Company and its subsidiaries and affiliates shall be entitled to obtain from any court of competent jurisdiction preliminary and permanent injunctive relief of any actual or threatened violation of any term hereof by the Executive.

8.    Waiver

      The waiver of either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach thereof.

9.    Limitation of Liability

      Upon payment of the amounts required by this Agreement, under the conditions where such payments are required, neither the Company nor Innoveda shall have any further obligations or liability to the Executive in connection with the employment of the Executive by the Company or in connection with his position with Innoveda, or the termination of such employment or position for any reason.

10.   Miscellaneous

      10.1 This Agreement shall constitute the sole and complete agreement between the parties and shall fully supersede any and all previous agreement(s) or understandings, written or oral, which may have been in effect between the parties. Without limiting the generality of the foregoing, this Agreement supersedes the employment agreement dated as of February 25, 1999 between the Company and the Executive and any other employment agreement(s) between the Executive and the Company or Innoveda

      10.2 Any change or amendment to this Agreement shall be effective only if it is in a written instrument duly executed by the parties.

      10.3 The addresses of the parties for the purpose of this Agreement are as set forth in the preamble to this Agreement.

            A notice sent by registered mail to one party according to the address stated above shall be deemed received by such party 72 hours after it was delivered at the post office, and a receipt bearing the postmark shall be conclusive evidence of the date of delivery.


Executed on this ___ day of _________, 2000.

----------------------------                           -------------------
     Summit Design (EDA) Ltd.                          Guy Moshe
By:___________________
Title:________________                                                      7709