Form 10-Q
period 2001-03-31
INNOVEDA INC
filed 2001-05-15
CIK 925072

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                            ------------------------


                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                       OR

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________


                        Commission file number: 000-20923

                                 INNOVEDA, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                   93-1137888
           --------                                   ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


          293 BOSTON POST ROAD WEST, MARLBORO, MASSACHUSETTS 01752-4615
          -------------------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)


       Registrant's Telephone Number, Including Area Code: (508) 480-0881


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of April 30, 2001, the Registrant had outstanding 39,102,159 shares of Common Stock, $0.01 par value per share.

                                 INNOVEDA, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1             FINANCIAL INFORMATION                                                          PAGE

ITEM 1             Condensed Consolidated Financial Statements

                   Condensed  Consolidated  Balance  Sheets  as  of  March  31,  2001
                   (unaudited) and December 30, 2000                                                3

                   Condensed Consolidated Statements of Operations for the
                   Quarters Ended March 31, 2001 (unaudited) and April 1, 2000
                   (unaudited)                                                                      4

                   Condensed Consolidated Statements of Cash Flows for the
                   Quarters Ended March 31, 2001 (unaudited) and April 1, 2000
                   (unaudited)                                                                      5

                   Notes to Condensed Consolidated Financial Statements                             6

ITEM 2             Management's  Discussion  and Analysis of Financial  Condition and              12
                   Results of Operations

ITEM 3             Quantitative and Qualitative Disclosures about Market Risk                      25

PART II            OTHER INFORMATION

ITEM 6             Exhibits and Reports on Form 8-K                                                26

                   Signature                                                                       27

                   Exhibit Index                                                                   28

                                 INNOVEDA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                             MARCH 31,             DECEMBER 30,
                                                                                                2001                   2000
                                                                                             ---------             ------------
                                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $   19,477             $   20,799
  Accounts receivable, net                                                                        21,712                 27,260
  Prepaid expenses and other                                                                       3,016                  2,800
  Deferred income taxes                                                                            5,813                  6,626
                                                                                              ----------             ----------
          Total current assets                                                                    50,018                 57,485

  Equipment and furniture, net                                                                     7,860                  7,642
  Capitalized software costs, net                                                                  2,366                  2,358
  Purchased technology and other intangibles, net                                                 58,008                 62,198
  Goodwill and other, net                                                                         12,516                 12,941
                                                                                              ----------             ----------
          Total assets                                                                        $  130,768             $  142,624
                                                                                              ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Long-term debt, current portion                                                             $    3,658             $    3,550
  Capital lease obligations, current portion                                                         511                    548
  Accounts payable                                                                                 4,096                  3,652
  Accrued liabilities                                                                             14,272                 20,565
  Deferred revenue                                                                                23,560                 24,514
                                                                                              ----------             ----------
          Total current liabilities                                                               46,097                 52,829

  Long-term debt                                                                                   4,750                  5,750
  Capital lease obligations                                                                          145                    250
  Other long-term liabilities                                                                      1,523                  1,553
  Deferred tax liability                                                                          26,032                 27,642
                                                                                              ----------             ----------
          Total liabilities                                                                       78,547                 88,024
                                                                                              ----------             ----------
STOCKHOLDERS' EQUITY

  Common stock, $0.01 par value, 100,000 authorized,
    39,625 oustanding at March 31, 2001, 39,347
      oustanding at December 30, 2000                                                                396                    393
  Additional paid-in-capital                                                                     116,821                116,047
  Accumulated deficit                                                                            (61,120)               (59,013)
  Accumulated other comprehensive income (loss)                                                     (314)                    50
  Notes from stockholders                                                                           (932)                  (932)
  Treasury stock, 551 and 341 shares at cost in
    2001 and 2000, respectively                                                                   (1,663)                  (832)
  Deferred compensation                                                                             (967)                (1,113)
                                                                                              ----------             ----------
          Total stockholders' equity                                                              52,221                 54,600
                                                                                              ----------             ----------
          Total liabilities and stockholders' equity                                          $  130,768             $  142,624
                                                                                              ==========             ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               INNOVEDA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (unaudited)


                                                                                                   FOR THE QUARTER ENDED
                                                                                                -------------------------------
                                                                                                MARCH 31,              APRIL 1,
                                                                                                  2001                   2000
                                                                                                ---------              --------
Revenue:
  Software                                                                                     $   15,381             $    7,628
  Services and other                                                                               11,877                  6,757
                                                                                               ----------             ----------
          Total revenue                                                                            27,258                 14,385
                                                                                               ----------             ----------
Costs and expenses:
  Cost of software                                                                                  1,759                  1,516
  Cost of services and other                                                                        2,604                  1,562
  Sales and marketing                                                                              11,288                  6,451
  Research and development                                                                          7,652                  3,528
  General and administrative                                                                        2,166                  1,260
  Amortization of intangibles                                                                       4,702                    477
  Amortization of stock compensation                                                                  146                    147
  In-process research and development                                                                 --                   2,400
  Merger related restructuring costs                                                                  --                   2,243
                                                                                               ----------             ----------
          Total operating expenses                                                                 30,317                 19,584
                                                                                               ----------             ----------
            Operating loss                                                                         (3,059)                (5,199)

Other expense                                                                                         (18)                  (403)
                                                                                               ----------             ----------
Loss before income tax benefit                                                                     (3,077)                (5,602)

Income tax benefit                                                                                   (970)                (1,160)
                                                                                               ----------             ----------
Net loss                                                                                       $   (2,107)            $   (4,442)
                                                                                               ==========             ==========
Net loss per share:
  Basic                                                                                        $    (0.05)            $    (0.57)
                                                                                               ==========             ==========
  Diluted                                                                                      $    (0.05)            $    (0.57)
                                                                                               ==========             ==========
Weighted average shares outstanding:
  Basic                                                                                            39,036                  7,837
                                                                                               ==========             ==========
  Diluted                                                                                          39,036                  7,837
                                                                                               ==========             ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                  FOR THE QUARTER ENDED
                                                                                               --------------------------------
                                                                                               MARCH 31,               APRIL 1,
                                                                                                 2001                   2000
                                                                                               ---------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $    (2,107)            $   (4,442)

Adjustments to reconcile net loss to net cash provided by
 operating activities:
    Depreciation and amortization                                                                  5,920                  1,480
    Compensation under stock option agreements                                                       146                    147
    Write-off of in-process research and development                                                 --                   2,400
Changes in assets and liabilities:
    Accounts receivable                                                                            5,426                  4,813
    Prepaid and other current assets                                                                (307)                   192
    Deferred income taxes                                                                           (797)                (1,198)
    Accounts payable                                                                                (221)                  (205)
    Accrued liabilities                                                                           (5,832)                   925
    Tax benefit on stock option exercises                                                             43                    --
    Deferred revenue                                                                                (954)                (1,130)
                                                                                              ----------             ----------
    Net cash provided by operating activities                                                      1,317                  2,982
                                                                                              ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                           (1,179)                  (575)
    Capitalized software costs                                                                      (261)                  (321)
    Cash acquired in acquisition of Summit, net of purchase costs                                    --                  27,036
                                                                                              ----------             ----------
    Net cash provided by (used in) investing activities                                           (1,440)                26,140
                                                                                              ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on debt                                                                   (892)                (1,950)
    Proceeds from exercise of stock options and employee stock
      purchase plan                                                                                  734                     28
    Repayments of capital lease obligations                                                         (142)                   (94)
    Purchase of treasury stock                                                                      (831)                   --
                                                                                              ----------             ----------
    Net cash used in financing activities                                                         (1,131)                (2,016)
                                                                                              ----------             ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                              (68)                    (5)
                                                                                              ----------             ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (1,322)                27,101

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    20,799                    531
                                                                                              ----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $   19,477             $   27,632
                                                                                              ==========             ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except per Share Data)
--------------------------------------------------------------------------------

1.     BASIS OF PRESENTATION

       Innoveda, Inc. (the "Company"), a Delaware corporation, was created by the business combination of Summit Design, Inc. ("Summit") and Viewlogic Systems, Inc. ("Viewlogic"), which was consummated on March 23, 2000. In addition, the Company subsequently acquired PADS Software, Inc. ("PADS") on September 22, 2000. The business combination of Summit with Viewlogic was effected by means of the merger of a wholly owned subsidiary of Summit with and into Viewlogic, with Viewlogic surviving as a wholly owned subsidiary of Summit. The business combination was accounted for as a reverse acquisition, as former stockholders of Viewlogic owned the majority of the outstanding stock of Summit subsequent to the business combination. Therefore, for accounting purposes, Viewlogic is deemed to have acquired Summit. The business combination of Innoveda and PADS was accounted for as a purchase of PADS by Innoveda.

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

       The following table presents the components of the merger costs accrued during the mergers with PADS and Summit and the charges against these reserves through March 31, 2001. All significant amounts are expected to be settled within the second quarter of fiscal 2001.

                                           TOTAL              NON-CASH             AMOUNT             MARCH 31, 2001
                                          ACCRUAL            WRITE-OFF              PAID             ACCRUAL BALANCE
                                     ------------------- ------------------- --------------------   -------------------
PADS MERGER COSTS                              $    250             $    --             $    218              $     32
Severance                                           199                  --                   63                   136
Non-cancelable commitments                           44                  44                   --                    --
                                     ------------------- ------------------- --------------------   -------------------
Capitalized software                           $    493            $     44             $    281              $    168
                                     ------------------- ------------------- --------------------   -------------------

SUMMIT MERGER COSTS                            $    780             $    --             $    775              $      5
Severance                                         1,389                  --                  805                   584
Non-cancelable commitments                           74                  74                   --                    --
                                     ------------------- ------------------- --------------------   -------------------
Capitalized software                          $   2,243            $     74            $   1,580              $    589
                                     ------------------- ------------------- --------------------   -------------------
TOTALS                                        $   2,736            $    118            $   1,861              $    757
                                     =================== =================== ====================   ===================

3.     EARNINGS PER SHARE

       Basic earnings per share is calculated using weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares plus the effect, if dilutive, of outstanding stock options using the treasury stock method.

                                                                                              FOR THE QUARTER ENDED
                                                                                        -----------------------------------
                                                                                        MARCH 31,                  APRIL 1,
                                                                                          2001                      2000
                                                                                        ---------                  --------
Net Loss                                                                              $    (2,107)              $    (4,442)
                                                                                       ==========                ==========
Weighted average number of common shares - Basic                                           39,036                     7,837
                                                                                       ==========                ==========
Weighted average number of common and potential common
       shares - Diluted                                                                    39,036                     7,837
                                                                                       ==========                ==========
Net loss per share:
       Basic                                                                           $    (0.05)               $    (0.57)
                                                                                       ==========                ==========
       Diluted                                                                         $    (0.05)               $    (0.57)
                                                                                       ==========                ==========


       For the quarters ended March 31, 2001 and April 1, 2000, there were 8,363 and 4,940 anti-dilutive weighted average potential common shares, respectively, not included in the table above.

4.     BUSINESS SEGMENTS AND GEOGRAPHIC DATA

       Innoveda operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region is as follows:

                                                                                               FOR THE QUARTER ENDED
                                                                                         ----------------------------------
                                                                                         MARCH 31,                 APRIL 1,
                                                                                           2001                     2000
                                                                                         ---------                 --------
Revenue
       North America                                                                    $    18,422               $    9,699
       Europe                                                                                 4,340                    1,552
       Japan                                                                                  2,016                    2,672
       Other                                                                                  2,480                      462
                                                                                        -----------               ----------
Total Revenue                                                                           $    27,258              $    14,385
                                                                                        ===========              ===========

As a percentage of Total Revenue
       North America                                                                            68%                      67%
       Europe                                                                                   16%                      11%
       Japan                                                                                     7%                      19%
       Other                                                                                     9%                       3%
                                                                                        -----------               ----------
Total                                                                                          100%                     100%
                                                                                        ===========              ===========

5.     COMPREHENSIVE LOSS

       The following table presents the components of comprehensive loss for the periods indicated.

                                                                                              FOR THE QUARTER ENDED
                                                                                          ---------------------------------
                                                                                          MARCH 31,                APRIL 1,
                                                                                            2001                     2000
                                                                                          ---------                --------
Net loss                                                                                 $   (2,107)              $   (4,442)

Foreign currency translation adjustments and other                                             (364)                     (26)
                                                                                         ----------               ----------
Comprehensive loss                                                                       $   (2,471)              $   (4,468)
                                                                                         ==========               ==========

6.     DEBT

       CREDIT FACILITY -The Company has a credit facility with a commercial bank consisting of a $6.0 million revolving line of credit ("Line of Credit") and an $8.4 million term loan (the "Term Loan") (together, the "Credit Facility"). Interest terms on the Line of Credit and the Term Loan are determined, at the option of the Company, for varying periods. The Company may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on the Company's leverage financial ratio, as defined, in the Credit Facility. The interest rate on the Line of Credit at March 31, 2001 and December 30, 2000 were 8.5% and 10.0%, respectively. The interest rates on the Term Loan at March 31, 2001 and December 30, 2000 were 6.9% and 9.5%, respectively. Payments of principal outstanding under either the Line of Credit or the Term Loan may be made at any time and must be repaid in full by September 30, 2003.

       The Credit Facility contains certain limitations on additional indebtedness, capital expenditures, and includes financial covenants, which include, but are not limited to, the maintenance of certain minimum levels of interest, and debt service coverage ratios and maximum leverage ratios. Innoveda was in compliance with all of its debt covenants as of March 31, 2001.


7.     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which established accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Adoption of SFAS 133 did not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospectus, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", "plans", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, Innoveda undertakes no obligation to update publicly any forward-looking statements made in this Quarterly Report on Form 10-Q.

OVERVIEW

Innoveda, Inc., a Delaware corporation, was created by the business combination of Summit Design, Inc. and Viewlogic Systems, Inc., which was consummated on March 23, 2000. The merger of Summit Design with Viewlogic was accounted for as a reverse acquisition as former stockholders of Viewlogic owned a majority of the outstanding stock of Summit subsequent to the business combination. For accounting purposes, Viewlogic is deemed to have acquired Summit Design. On September 22, 2000, Innoveda completed its acquisition of PADS Software, Inc. Accordingly, all financial information presented herein includes the results for Viewlogic for the entire period, the results of Summit from March 24, 2000 and PADS from September 22, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in Innoveda's consolidated statements of operations:

                                                                                      FOR THE QUARTER ENDED
                                                                              ----------------------------------
                                                                              MARCH 31,                 APRIL 1,
                                                                                2001                     2000
                                                                              ---------                 --------
Revenue:
Software                                                                          56%                       53%
Services and other                                                                44                        47
                                                                              ------                    ------
Total Revenue                                                                    100                       100
                                                                              ------                    ------
Cost and expenses:
Cost of software                                                                   6                        10
Cost of services and other                                                        10                        11
Sales and marketing                                                               41                        45
Research and development                                                          28                        24
General and administrative                                                         8                         9
Amortization of intangibles and stock compensation                                18                         4
In-process research and devleopment                                               --                        17
Non-recurring charges                                                             --                        16
                                                                              ------                    ------
Total operating expenses                                                         111                       136
                                                                              ------                    ------
Loss from operations                                                             (11)                      (36)
Other expense, net                                                                --                        (3)
                                                                              ------                    ------
Loss before income taxes                                                         (11)                      (39)
                                                                              ------                    ------
Income tax benefit                                                                (3)                       (8)
                                                                              ------                    ------
Net loss                                                                          (8)%                     (31)%
                                                                              ======                    ======

QUARTERS ENDED MARCH 31, 2001 AND APRIL 1, 2000

REVENUE

For the quarter ended March 31, 2001, total revenue increased 89% to $27.3 million from $14.4 million for the quarter ended April 1, 2000. The increase in revenue consisted of a 102% increase in software license revenue to $15.4 million from $7.6 million, and an increase of 76% in services and other revenue to $11.9 million from $6.8 million. These increases were primarily due to additional sales related to the System Level Design ("SLD") product line acquired as part of the acquisition of Summit Design in March 2000, and printed circuit board ("PCB") product sales acquired as part of the acquisition of PADS Software in September 2000. Additionally, the Company realized increased consulting revenue as a result of an increased focus in this area during the first quarter of 2001 versus the same period in 2000.

As a percentage of total revenue, software license revenue increased to 56% for the quarter ended March 31, 2001 from 53% for the quarter ended April 1, 2000. Services and other revenue decreased to 44% for the quarter ended March 31, 2001 from 47% for the quarter ended April 1, 2000.

COST OF SOFTWARE

Cost of software revenue consists primarily of cost of product media, documentation, duplication, packaging, and royalties. Cost of software revenue increased 16% to $1.8 million for the quarter ended March 31, 2001 from $1.5 million for the quarter ended April 1, 2000. This increase was primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000, and to a lesser extent increased royalty costs related to increased software license revenue.

As a percentage of total revenue, cost of software decreased to 6% for the quarter ended March 31, 2001 from 10% for the quarter ended April 1, 2000, primarily due to economies of scale resulting from Innoveda's acquisitions of Summit Design and PADS Software.

COST OF SERVICES AND OTHER

Cost of services and other consists primarily of costs of providing technical support, education and consulting services. Cost of maintenance and services increased 67% to $2.6 million for the quarter ended March 31, 2001 from $1.6 million for the quarter ended April 1, 2000. This was primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000, as well as increased staffing and related costs in our consulting organization necessary to build the infrastructure to support expansion in that area of our business.

As a percentage of total revenue, cost of maintenance and services decreased to 10% for the quarter ended March 31, 2001 from 11% for the quarter ended April 1, 2000.

SALES AND MARKETING

Sales and marketing expenses increased 75% to $11.3 million for the quarter ended March 31, 2001 from $6.5 million for the quarter ended April 1, 2000. This was primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000. Innoveda also incurred increased costs associated with variable compensation plans as a result of the increase in revenue. Additionally, discretionary marketing spending for trade shows, direct mail solicitations and advertising campaigns designed to increase awareness of the Innoveda name, and marketing of our product lines resulted in higher sales and marketing expenses.

As a percentage of total revenue, sales and marketing expenses decreased to 41% for the quarter ended March 31, 2001 from 45% for the quarter ended April 1, 2000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 117% to $7.7 million for the quarter ended March 31, 2001 from $3.5 million for the quarter ended April 1, 2000. This was primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000. The increase was also attributable to the development of new products, including Visual Elite, a new SLD product that provides added functionality to existing SLD tools, FabFactory, a tool for PCB fabricators, and TransOVM and TransBridge, for the design of complex wiring harnesses for large electrical systems. The Company also released the latest version of the CAM350 PCB design tool, which further integrates the design and manufacturing tasks in the PCB design flow.

As a percentage of total revenue, research and development expenses increased to 28% for the quarter ended March 31, 2001 from 24% for the quarter ended April 1, 2000.

The amount of software development costs capitalized for the quarter ended March 31, 2001 was approximately $0.3 million or 3% of research and development expense for that period, and for the quarter ended April 1, 2000 was $0.3 million or 9% of research and development expense for that period.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of the administrative, finance, human resources, legal, and information systems departments of Innoveda. General and administrative expenses increased 72% to $2.2 million for the quarter ended March 31, 2001 from $1.3 million for the quarter ended April 1, 2000. This increase was primarily a result of Innoveda building its general and administrative infrastructure to support the growth in revenue of Innoveda's products and services and related acquisitions. To a lesser extent, the increase is due to expenses associated with becoming a publicly traded company.

As a percentage of total revenue, general and administrative expenses decreased to 8% for the quarter ended March 31, 2001 from 9% for the quarter ended April 1, 2000.

AMORTIZATION OF INTANGIBLES

Amortization expense increased to $4.8 million in the quarter ended March 31, 2001 from $0.6 million for the quarter ended April 1, 2000, mainly as a result of the increase in intangibles from acquisitions. Innoveda had $69.3 million in intangible assets as of March 31, 2001, consisting primarily of purchased technology, goodwill, workforce, customer base and trademarks, resulting from the Summit Design business combination in March 2000 and the PADS acquisition in September 2000, and the remaining intangible assets from the OmniView and Transcendent transactions described below. Innoveda had $40.8 million in intangible assets as of April 1, 2000, consisting of purchased technology, goodwill, workforce and customer base from the Summit Design acquisition along with certain assets acquired from OmniView, Inc. in March 1999, and purchased technology related to the acquisition of Transcendent Design Technology, Inc. in August 1999. Innoveda's intangible assets are being amortized to expense over periods ranging from three to seven years.

RESTRUCTURING CHARGES RELATED TO SUMMIT MERGER

During the quarter ended April 1, 2000, Innoveda recorded approximately $2.2 million in restructuring charges relating to the Summit merger. This primarily included severance and other costs relating to the consolidation of duplicative facilities. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni Solutions Corporation during the first quarter of fiscal 2000. Charges associated with the Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

In conjunction with the business combination of Summit and Viewlogic in the quarter ended April 1, 2000 Innoveda charged to expense $2.4 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by an independent appraiser.

OTHER EXPENSE

Other expense consists of the net of interest expense relating to Innoveda's term loan and revolving credit line, interest income from cash and cash equivalent balances, and currency exchange rate differences resulting from foreign operations in local currencies. Other expense decreased by $0.4 million, to $0.02 million for the first quarter ended March 31, 2001 from $0.4 million for the first quarter ended April 1, 2000. This decrease is primarily a result of an increase in interest income from cash acquired as part of the Summit Design business combination, offset partially by a decrease in interest expense as Innoveda paid down a portion of its long term debt obligations.

INCOME TAX BENEFIT

The benefit for income taxes decreased by $0.2 million, to $1.0 million for the quarter ended March 31, 2001 from $1.2 million for the quarter ended April 1, 2000 . Quarterly tax provisions are based on the estimated effective tax rates for the fiscal years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Innoveda finances its operations primarily through cash generated from operations and short-term borrowings available from a revolving credit line. As of March 31, 2001, Innoveda had approximately $19.5 million in cash and cash equivalents and working capital of approximately $3.9 million. Innoveda has a $6.0 million revolving line of credit with Fleet Bank. As of April 30, 2001, there was no balance outstanding under this line of credit. Innoveda has a term loan with Fleet Bank, with approximately $7.5 million outstanding as of April 30, 2001. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profitability, interest and debt service coverage ratios and maximum leverage ratios and minimum working capital ratios. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda was in compliance with all of its debt covenants as of March 31, 2001.

For the three months ended March 31, 2001, net cash provided by operating activities was approximately $1.3 million. This was primarily due to a net loss of $2.1 million, offset by non-cash depreciation and amortization of approximately $5.9 million, a decrease in accounts receivable of $5.4 million, an $0.8 million increase in deferred income taxes and a decrease in accounts payable of approximately $0.2 million and a decrease in accrued liabilities of $5.8 million.

Net cash used by investing activities for the three months ended March 31, 2001 was approximately $1.4 million, primarily due to the purchase of property and equipment.

Innoveda considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At March 31, 2001 and April 1, 2000, substantially all of Innoveda's cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. By policy of Innoveda's board of directors, all debt instruments must have quality ratings no lower than A rating.

Net cash used in financing activities was approximately $1.1 million for the three months ended March 31, 2001, primarily due to the repayment of principal on debt and the repurchase of common stock as discussed below.

On October 19, 2000, Innoveda's board of directors authorized Innoveda to repurchase up to 2 million shares of its common stock during the period ending October 31, 2001. The repurchased shares will be held as treasury shares and used in company stock option plans, employee stock purchase plans and for general corporate purposes. As of April 30, 2001, Innoveda had purchased 550,606 shares of common stock at an aggregate cost of $1,663,371 under its stock re-purchase program.

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

Innoveda was formed by the business combination of Viewlogic Systems, Inc., and Summit Design, Inc. in March 2000. Innoveda also acquired PADS Software, Inc. in September 2000. The integration of Summit Design and Viewlogic requires the dedication of Innoveda management resources. This may distract management's attention from the effort to integrate PADS into Innoveda and from the management of the day-to-day business of Innoveda. Employee uncertainty and lack of focus during integration may also disrupt the business of Innoveda. Retention of key employees by Innoveda has been, and will remain, critical to ensure continued advancement, development and support of the Company's technologies and ongoing sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. The inability to successfully integrate Summit Design and Viewlogic and/or Innoveda and PADS and to retain key technical, sales or marketing personnel after the Summit Design and Viewlogic combination and the merger of Innoveda and PADS would adversely affect the combined company's business.

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

o      fluctuations in manufacturing capacity; and

o      pricing and margin pressures.

Correspondingly, certain segments, including the computer, semiconductor, semiconductor test equipment and telecommunications industries, have experienced sudden and unexpected economic downturns. During these periods, capital spending and research and development budgets often fall, and the number of design projects often decreases. Because Innoveda's sales depend upon capital spending trends, research and development budgets and new design projects, negative factors affecting the electronics industry could have a material adverse effect on Innoveda's business, financial condition, results of operations, or cash flows.

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

INNOVEDA MUST MANAGE GROWTH AND ACQUISITIONS EFFECTIVELY, OR ITS FINANCIAL CONDITION OR RESULTS OF OPERATIONS MAY SUFFER.

Innoveda's ability to achieve significant growth will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage current and future employees. Innoveda expects any growth to place a significant strain on its operational resources and systems. Failure to effectively manage any growth would have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows. Innoveda regularly evaluates acquisition opportunities. Innoveda's future acquisitions, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, and large one-time charges which could materially adversely affect Innoveda's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Innoveda has no or limited prior experience and potential loss of key employees of acquired companies. Innoveda may not integrate successfully the operations, personnel or products that have been acquired or that might be acquired in the future, and the failure to do so could have a material adverse affect on its results of operations.

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

INNOVEDA DEPENDS ON ITS KEY PERSONNEL, AND FAILURE TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD CAUSE INNOVEDA'S BUSINESS TO SUFFER.

Innoveda's future success will depend in large part on its key technical and management personnel and its ability to continue to attract and retain highly skilled technical, sales and marketing and management personnel. Innoveda's business could be seriously harmed if it lost the services of its President and Chief Executive Officer, William J. Herman, or if it fails to attract and retain other key personnel.

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

As of April 30, 2001, Innoveda had borrowings of approximately $7.5 million under its credit facility. Borrowings under the credit facility are secured by substantially all of Innoveda's assets. The credit facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profits, interest and debt service coverage ratios and maximum leverage ratios. Collectively, these limitations and covenants may substantially restrict the flexibility of Innoveda's management in quickly adjusting its financial and operational strategies to react to changing economic and business conditions and may compromise Innoveda's ability to react to the rapidly evolving environment of the electronic design automation industry. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Innoveda may not be able to secure replacement financing on terms acceptable to it or to its stockholders, or at all. In the event of a default by Innoveda, Innoveda's lender may enforce its security interest and take possession of substantially all or some of Innoveda's assets.

ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Innoveda is exposed to interest rate risk primarily through its credit facility. Innoveda has a credit facility with a commercial bank consisting of a $6.0 million revolving line of credit ("Line of Credit") and an $8.4 million term loan as of March 31, 2001 (the "Term Loan") (together, the "Credit Facility"). Interest terms on the Line of Credit and the Term Loan are determined, at the option of Innoveda, for varying periods. Innoveda may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on Innoveda's leverage financial ratio, as defined, in the Credit Facility. The interest rates on the Line of Credit and the Term Loan at March 31, 2001 was 8.5% and 6.9%, respectively.

Payments of principal outstanding under either the Line of Credit or the Term Loan may be made at any time and must be repaid in full by September 30, 2003.

As required under the Credit Facility, Innoveda entered into a no fee interest rate-swap agreement with a bank to reduce the impact of changes in interest rates on its floating rate Credit Facility. This agreement effectively converts a portion of the floating-rate obligation into a fixed-rate obligation of 7.4% for a period of 60 months, expiring on March 31, 2003. The notional principal amount of the interest rate-swap agreement was $8.4 million as of March 31, 2001. The counter parties to the interest rate-swap agreement expose Innoveda to credit loss in the event of nonperformance. Open interest rate contracts are reviewed regularly by Innoveda to ensure that they remain effective as hedges of interest rate exposure. Management of Innoveda believes that the rate-swap agreement approximates fair value.

Innoveda invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issue. Innoveda attempts to protect and preserve its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, Innoveda's future investment income may fall short of expectations due to changes in interest rates and Innoveda may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Innoveda considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At March 31, 2001 and December 30, 2000, substantially all of the Company's cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. By policy of Innoveda's board of directors, all debt instruments must have quality ratings no lower than A rating.

FOREIGN CURRENCY EXCHANGE RATE RISK

Innoveda is also exposed to the impact of foreign currency fluctuations. Since Innoveda translates foreign currencies into U.S. dollars for reporting purposes, weakened currencies in its subsidiaries have a negative, though immaterial, impact on its results. Innoveda also believes that the exposure to currency exchange fluctuation risk is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. Innoveda entered into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies during the twelve months ended March 31, 2001. Realized and unrealized gains and losses on foreign exchange contracts for the three months ended March 31, 2001 were insignificant. There were no outstanding foreign exchange contracts as of March 31, 2001.

PART II   OTHER INFORMATION

ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

None.

(b) REPORTS ON FORM 8-K

The Company did not file any current reports on Form 8-K during the fiscal quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INNOVEDA, INC.
                                        By: /s/ Kevin P. O'Brien
                                           ------------------------------------
                                        Kevin P. O'Brien
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)


Date: May 15, 2001

EXHIBIT INDEX

None.