Form 10-Q
period 2001-06-30
INNOVEDA INC
filed 2001-08-14
CIK 925072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 10, 2001, the Registrant had outstanding 39,132,737 shares of Common Stock, $0.01 par value per share.

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", "plans", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, reorganizations, restructurings, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock". The forward-looking statements provided by Innoveda in this Quarterly Report on Form 10-Q represent Innoveda's estimates as of the date this report is filed with the SEC. Innoveda anticipates that subsequent events and developments will cause its estimates to change. While Innoveda may elect to update its forward-looking statements in the future, it specifically disclaims any obligation to do so. Innoveda's forward-looking statements should not be relied upon as representing its estimates as of any date subsequent to the date this report is filed with the SEC.

                                 INNOVEDA, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1                   FINANCIAL INFORMATION                                                         PAGE
ITEM 1                   Condensed Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets as of June 30, 2001
                         (unaudited) and December 30, 2000                                               4

                         Condensed Consolidated Statements of Operations for the Quarters
                         and Six Months Ended June 30, 2001 (unaudited) and July 1, 2000
                         (unaudited)                                                                     5

                         Condensed Consolidated Statements of Cash Flows for the Quarters
                         and Six Months Ended June 30, 2001 (unaudited) and July 1, 2000
                         (unaudited)                                                                     6

                         Notes to Condensed Consolidated Financial Statements                            7


ITEM 2                   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                          14


ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk                     30


PART II                  OTHER INFORMATION


ITEM 4                   Submission of Matters to a Vote of Security Holders                            31

ITEM 6                   Exhibits and Reports on Form 8-K                                               31

Signature                                                                                               32

Exhibit Index                                                                                           33

                                 INNOVEDA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 30,    DECEMBER 30,
                                                            2001         2000
                                                        (unaudited)
                                                        -----------   ------------
                         ASSETS
Current assets:
   Cash and cash equivalents                             $  14,814    $  20,799
   Accounts receivable, net                                 19,882       27,260
   Prepaid expenses and other                                2,732        2,800
   Deferred income taxes                                     7,489        6,626
                                                         ---------    ---------
      Total current assets                                  44,917       57,485

Equipment and furniture, net                                 7,435        7,642
Capitalized software costs, net                              2,396        2,358
Purchased technology and other intangibles, net             53,532       62,198
Goodwill and other                                          12,007       12,941
                                                         ---------    ---------
         Total assets                                    $ 120,287    $ 142,624
                                                         =========    =========

                       LIABILITIES

Current liabilities:
   Long-term debt, current portion                       $   7,500    $   3,550
   Capital lease obligations, current portion                  452          548
   Accounts payable                                          3,807        3,652
   Accrued liabilities                                      14,562       20,565
   Deferred revenue                                         21,827       24,514
                                                         ---------    ---------
      Total current liabilities                             48,148       52,829

Long-term debt                                                --          5,750
Capital lease obligations                                       63          250
Other long-term liabilities                                  1,500        1,553
Deferred income taxes                                       25,075       27,642
                                                         ---------    ---------
         Total liabilities                                  74,786       88,024
                                                         ---------    ---------

                  STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, 100,000 authorized,
  39,657 oustanding at June 30, 2001, 39,347
    outstanding at December 30, 2000                           397          393
Treasury stock                                              (1,663)        (832)
Additional paid-in-capital                                 116,854      116,047
Notes due from stockholders                                   (932)        (932)
Deferred compensation                                         (820)      (1,113)
Accumulated deficit                                        (67,857)     (59,013)
Accumulated other comprehensive income (expense)              (478)          50
                                                         ---------    ---------
   Total stockholders' equity                               45,501       54,600
                                                         ---------    ---------
         Total liabilities and stockholders' equity      $ 120,287    $ 142,624
                                                         =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         SECOND QUARTER ENDED       SIX MONTHS ENDED
                                         --------------------   ----------------------
                                          JUNE 30,    JULY 1,    JUNE 30,      JULY 1,
                                           2001        2000       2001          2000
                                         ----------  --------   ---------    ---------
Revenue:
   Software                              $  9,993    $ 11,613    $ 25,374    $ 19,241
   Services and other                      12,084       9,947      23,961      16,704
                                         --------    --------    --------    --------
      Total revenue                        22,077      21,560      49,335      35,945
                                         --------    --------    --------    --------
Cost and expenses:
   Cost of software                         1,815       1,956       3,574       3,472
   Cost of services and other               2,832       2,050       5,436       3,612
   Sales and marketing                     11,265       8,486      22,553      14,937
   Research and development                 7,547       5,743      15,199       9,271
   General and administrative               2,154       1,519       4,320       2,779
   Amortization of intangibles              4,608       2,603       9,310       3,080
   Amortization of stock compensation         147         147         293         294
   In-process research and development       --          --          --         2,400
   Merger costs                              --          --          --         2,243
   Restructuring costs                        594        --           594        --
                                         --------    --------    --------    --------
      Total operating expenses             30,962      22,504      61,279      42,088
                                         --------    --------    --------    --------
         Operating loss                    (8,885)       (944)    (11,944)     (6,143)

Other income (expense)                       (151)        263        (169)       (140)
                                         --------    --------    --------    --------
Loss before income tax benefit             (9,036)       (681)    (12,113)     (6,283)

Income tax benefit                         (2,299)        (12)     (3,269)     (1,172)
                                         --------    --------    --------    --------
Net loss                                 $ (6,737)   $   (669)   $ (8,844)   $ (5,111)
                                         ========    ========    ========    ========

Net loss per share:
   Basic                                 $  (0.17)   $  (0.02)   $  (0.23)   $  (0.21)
                                         ========    ========    ========    ========
   Diluted                               $  (0.17)   $  (0.02)   $  (0.23)   $  (0.21)
                                         ========    ========    ========    ========
Weighted average shares outstanding:
   Basic                                   39,090      32,500      39,063      24,087
                                         ========    ========    ========    ========

   Diluted                                 39,090      32,500      39,063      24,087
                                         ========    ========    ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                  ------------------------
                                                                    JUNE 30,     JULY 1,
                                                                     2001         2000
                                                                  -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (8,844)   $ (5,111)

Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
    Depreciation and amortization                                     12,261       6,011
    Compensation under stock option agreements                           293         294
    Write-off of in-process research and development                    --         2,400
Changes in assets and liabilities:
    Accounts receivable                                                7,184       3,383
    Prepaid and other current assets                                     (12)        872
    Deferred income taxes                                             (3,430)     (1,875)
    Accounts payable                                                    (448)     (1,217)
    Accrued liabilities                                               (5,693)        445
    Tax benefit on stock option exercises                                 43        --
    Deferred revenue                                                  (2,687)     (1,660)
                                                                    --------    --------
    Net cash provided by (used in) operating activities               (1,333)      3,542
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (1,868)     (1,417)
    Capitalized software costs                                          (544)     (1,146)
    Cash acquired in acquisition of Summit, net of purchase costs       --        27,036
                                                                    --------    --------
    Net cash provided by (used in) investing activities               (2,412)     24,473
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on debt                                     (1,800)     (7,006)
    Proceeds from exercise of stock options and employee stock
      purchase plan                                                      768         445
    Repayments of capital lease obligations                             (283)       (194)
    Purchase of treasury stock                                          (831)       --
                                                                    --------    --------
    Net cash used in financing activities                             (2,146)     (6,755)
                                                                    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (94)        (83)
                                                                    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (5,985)     21,177

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        20,799         531
                                                                    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 14,814    $ 21,708
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

2.     ACQUISITIONS

       ACQUISITION BY INNOVEDA OF PADS - On June 2, 2000, Innoveda entered into a merger agreement with PADS. The merger was consummated on September 22, 2000. The merger agreement provided that a wholly owned subsidiary of Innoveda would merge with and into PADS, with PADS surviving as a wholly owned subsidiary of Innoveda following the merger. For the merger, Innoveda issued 6,473 shares of its common stock and paid approximately $2.0 million to the PADS stockholders. PADS capital stock outstanding at the merger date was exchanged for shares of Innoveda common stock at the rate of approximately 1 to 1.9 per share, plus $0.579 per share in cash. In addition, each outstanding option to purchase shares of PADS common stock was converted into an option to purchase 2.0355 shares of Innoveda common stock, and the option exercise prices were adjusted accordingly.

       The operating results of PADS have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition.

       Innoveda recorded merger costs of approximately $0.5 million in merger related charges relating to the PADS merger. This was primarily comprised of severance payments related to one employee and exit costs to close Innoveda duplicative facilities as a result of the merger.

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

       The business combination was accounted for under the purchase method of accounting and was treated as a reverse acquisition, as the stockholders of Viewlogic received the majority portion of the voting interests in the combined company. Viewlogic was considered the acquirer for accounting purposes and recorded Summit's assets and liabilities based upon their estimated fair values. The operating results of Summit have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition.

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

       The following table presents the components of the merger costs accrued during the mergers with PADS and Summit and the charges against these reserves through June 30, 2001. All significant amounts are expected to be settled within the third quarter of fiscal 2001.

                                        TOTAL       NON-CASH      AMOUNT   JUNE 30, 2001
                                       ACCRUAL     WRITE-OFF      PAID     ACCRUAL BALANCE
                                       -------     --------       -----    ---------------
       PADS MERGER COSTS
       Severance                        $  250       $   32       $  218       $ --
       Non-cancelable commitments          199         --            199         --
       Capitalized software                 44           44         --           --
                                        ------       ------       ------       ------
                                        $  493       $   76       $  417       $ --
                                        ------       ------       ------       ------

       SUMMIT MERGER COSTS
       Severance                        $  780       $    5       $  775       $ --
       Non-cancelable commitments        1,389         --            939          450
       Capitalized software                 74           74         --           --
                                        ------       ------       ------       ------
                                        $2,243       $   79       $1,714       $  450
                                        ------       ------       ------       ------
       TOTALS                           $2,736       $  155       $2,131       $  450
                                        ======       ======       ======       ======

3.     EARNINGS PER SHARE

       Basic earnings per share is calculated using weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares plus the effect, if dilutive, of outstanding stock options using the treasury stock method.

                                             SECOND QUARTER ENDED              SIX MONTHS ENDED
                                            -----------------------         -----------------------
                                            JUNE 30,        JULY 1,         JUNE 30,        JULY 1,
                                             2001            2000            2001            2000
                                            --------        -------         --------        -------
       Net Loss                            $ (6,737)       $   (669)       $ (8,844)       $ (5,111)
                                           ========        ========        ========        ========

       Weighted average number of
           common shares - Basic             39,090          32,500          39,063          24,087
                                           ========        ========        ========        ========
       Weighted average number of
         common and potential common
           shares - Diluted                  39,090          32,500          39,063          24,087
                                           ========        ========        ========        ========
       Net loss per share:
           Basic                           $  (0.17)       $  (0.02)       $  (0.23)       $  (0.21)
                                           ========        ========        ========        ========
           Diluted                         $  (0.17)       $  (0.02)       $  (0.23)       $  (0.21)
                                           ========        ========        ========        ========

       For the quarters ended June 30, 2001 and July 1, 2000, there were 8,460 and 4,891 anti-dilutive weighted average potential common shares, respectively, not included in the table above.

4.     BUSINESS SEGMENTS AND GEOGRAPHIC DATA

       Innoveda operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region is as follows:

                                           FOR THE SECOND QUARTER ENDED    FOR THE SIX MONTHS ENDED
                                           ----------------------------    ------------------------
                                               JUNE 30,      JULY 1,        JUNE 30,       JULY 1,
                                                2001          2000            2001          2000
                                           -------------   ------------    ----------    -----------
       Revenue:
         North America                        $14,370        $14,240        $32,792        $23,939
         Europe                                 3,591          3,189          7,931          4,741
         Japan                                  2,863          2,833          4,879          5,505
         Other                                  1,253          1,298          3,733          1,760
                                              -------        -------        -------        -------
       Total Revenue                          $22,077        $21,560        $49,335        $35,945
                                              =======        =======        =======        =======

       As a percentage of Total Revenue
         North America                             65%            66%            66%            67%
         Europe                                    16%            15%            16%            13%
         Japan                                     13%            13%            10%            15%
         Other                                      6%             6%             8%             5%
                                              -------        -------        -------        -------
       Total                                      100%           100%           100%           100%
                                              =======        =======        =======        =======

5.     COMPREHENSIVE LOSS

       The following table presents the components of comprehensive loss for the periods indicated.

                                                    FOR THE SECOND QUARTER ENDED   FOR THE SIX MONTHS ENDED
                                                    ----------------------------   ------------------------
                                                       JUNE 30,       JULY 1,       JUNE 30,        JULY 1,
                                                         2001          2000           2001           2000
                                                    -------------  -------------   -----------    ---------
       Net income (loss)                              $(6,737)       $  (669)       $(8,844)       $(5,111)

       Foreign currency translation adjustments          (164)          (103)          (528)          (129)
                                                      -------        -------        -------        -------
       Comprehensive income (loss)                    $(6,901)       $  (772)       $(9,372)       $(5,240)
                                                      =======        =======        =======        =======

6.     DEBT

       CREDIT FACILITY -The Company has a credit facility with a commercial bank consisting of a $6.0 million revolving line of credit ("Line of Credit") and a $7.5 million term loan (the "Term Loan") (together, the "Credit Facility"), secured by substantially all of the assets of the Company. Interest terms on the Line of Credit and the Term Loan are determined, at the option of the Company, for varying periods. The Company may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on the Company's leverage financial ratio, as defined, in the Credit Facility. The interest rates on the Line of Credit at June 30, 2001 and December 30, 2000 were 7.25% and 10%, respectively. The interest rates on the Term Loan at June 30, 2001 and December 30, 2000 were 6.9% and 9.2%, respectively. Payments of principal outstanding under either the Line of Credit or the Term Loan may be made at any time and must be repaid in full by September 30, 2003.

       The Credit Facility contains certain limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include, but are not limited to, the maintenance of certain minimum levels of profitability, interest and debt service coverage ratios and maximum leverage ratios and minimum working capital ratios.

       For the quarter ended June 30, 2001, the Company did not meet certain of its financial covenants, as required by its Credit Facility agreement. Under the terms of the Credit Facility agreement, the lender may demand immediate payment of all principal, interest and other amounts when limitations and covenants are not met and therefore, the Term Loan has been classified as current debt on the condensed consolidated balance sheet. The Company is currently negotiating with the lender for a revised Credit Facility agreement and expects to obtain a revised agreement that will allow Innoveda to maintain its current Line of Credit and to continue to repay its Term Loan as previously scheduled. As of August 14th, 2001, the lender had not demanded payment and the Company does not expect the lender to demand immediate payment.


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

8.     RESTRUCTURING COSTS

       On May 4, 2001, the Company decided to close an office located in Pittsburgh, Pennsylvania and transfer the operations to other offices in the United States and overseas. The total charge of $594 consists of intangible asset and fixed asset impairment charges of $415, $64 of severance related to the termination of 8 employees and $115 of other costs incurred due to the closure. All significant amounts are expected to be settled within a year of the office closure.

                                      TOTAL     NON-CASH    AMOUNT   JUNE 30, 2001
                                     ACCRUAL    WRITE-OFF   PAID    ACCRUAL BALANCE
                                     -------    ---------   ------  ---------------
       Impairment of intangibles
         and fixed assets              $415       $415       $--        $--
       Severance                         64        --          64        --
       Lease commitment                  48        --          10         38
       Other                             67        --          12         55
                                       ----       ----       ----       ----
                                       $594       $415       $ 86       $ 93
                                       ----       ----       ----       ----

9.     SUBSEQUENT EVENT

       Subsequent to June 30, 2001, the Company determined to restructure its operations towards a return to future profitability and to be positioned to operate effectively during the current economic downturn. The restructuring includes an August 2001 global workforce reduction of approximately 140 people. At the time of this filing the company has not fully evaluated the effect of this restructuring, therefore, the amount of any charge for the restructuring is not currently determinable.

10.    NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that an entity account for business combinations using the purchase method and eliminates the pooling method. In addition, SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. SFAS No.142 requires that goodwill no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 141 apply to all business combinations completed after June 30, 2001 and the provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting these statements.

       ITEM 2:
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock" commencing on page 21, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Important Note About Forward-Looking Statements".

       OVERVIEW

       Innoveda, Inc., a Delaware corporation, was created by the business combination of Summit Design, Inc. and Viewlogic Systems, Inc., which was consummated on March 23, 2000. The merger of Summit Design with Viewlogic was accounted for as a reverse acquisition as former stockholders of Viewlogic owned a majority of the outstanding stock of Summit subsequent to the business combination. For accounting purposes, Viewlogic is deemed to have acquired Summit Design. On September 22, 2000, Innoveda completed its acquisition of PADS Software, Inc. Accordingly, all financial information presented herein includes the results for Viewlogic for the entire period, the results of Summit from March 24, 2000 and the results of PADS from September 22, 2000.

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

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage of revenue of certain items in Innoveda's consolidated statements of operations:

                                                     FOR THE SECOND QUARTER ENDED      FOR THE SIX MONTHS ENDED
                                                     ----------------------------      ------------------------
                                                        JUNE 30,        JULY 1,         JUNE 30,        JULY 1,
                                                         2001            2000            2001             2000
                                                     ------------     -----------      ----------      ---------
       Revenue:
         Software                                          45%             54%             51%             54%
         Services and other                                55%             46%             49%             46%
                                                         ----            ----            ----            ----
       Total Revenue                                      100%            100%            100%            100%
                                                         ----            ----            ----            ----

       Costs and expenses:
         Cost of software                                   8%              9%              7%             10%
         Cost of services and other                        13%             10%             11%             10%
         Sales and marketing                               51%             39%             46%             41%
         Research and development                          34%             26%             31%             26%
         General and administrative                        10%              7%              9%              8%
         Amortization of intangibles and stock
           compensation                                    21%             13%             19%              9%
         In-process research and development                0%              0%              0%              7%
         Merger and restructuring costs                     3%              0%              1%              6%
                                                         ----            ----            ----            ----
       Total operating expenses                           140%            104%            124%            117%
                                                         ----            ----            ----            ----
       Loss from operations                               -40%             -4%            -24%            -17%

       Other expense, net                                  -1%              1%              0%              0%
                                                         ----            ----            ----            ----
       Loss before income taxes                           -41%             -3%            -24%            -17%
                                                         ----            ----            ----            ----
       Income tax benefit                                 -10%              0%             -6%             -3%
                                                         ----            ----            ----            ----
       Net loss                                           -31%             -3%            -18%            -14%
                                                         ====            ====            ====            ====

       QUARTERS ENDED AND SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

       REVENUE

       For the quarter ended June 30, 2001, total revenue increased 2% to $22.1 million from $21.6 million for the quarter ended July 1, 2000. The increase in revenue consisted of a 21% increase in services and other revenue to $12.1 million from $9.9 million, offset by a 14% decrease in software license revenue to $10.0 million from $11.6 million. For the six months ended June 30, 2001, total revenue increased 37% to $49.3 million from $35.9 million for the six months ended July 1, 2000. The increase consisted of a 43% increase in services and other revenue to $24.0 million from $16.7 million and a 32% increase in software license revenue to $25.4 million from $19.2 million. The increase in total revenue for the second quarter ended June 30, 2001 is primarily attributable to the products acquired as part of the acquisition of PADS. The decrease in software revenue in the second quarter year over year is primarily related to delays or postponements in several large orders from major electronics companies associated with generally slowing economic conditions particularly in the telecommunications and equipment manufacturing industries. The decrease is also attributable to the Company no longer realizing revenue from its VirSim product line, which was sold in the third quarter of 2000. Software revenue increased for the six-month period ended June 30, 2001 over the same period of the prior year due primarily to additional product sales in the first quarter related to Visual products acquired as part of the acquisition of Summit Design in March 2000 and products acquired as part of the acquisition of PADS Software in September 2000. Furthermore, the
       Company realized increased consulting revenue during the first and second quarters of 2001 versus the same periods in 2000 attributable to an increased focus in this area.

       As a percentage of total revenue, software license revenue decreased to 45% for the quarter ended June 30, 2001 from 54% for the quarter ended July 1, 2000 and decreased to 51% for the six months ended June 30, 2001 from 54% for the six months ended July 1, 2000. As a percentage of total revenue, services and other revenue increased to 55% for the quarter ended June 30, 2001 from 46% for the quarter ended July 1, 2000, and increased to 49% for the six months ended June 30, 2001 from 46% for the six months ended July 1, 2000.

       COST OF SOFTWARE

       Cost of software revenue consists primarily of cost of product media, documentation, duplication, packaging, and royalties. Cost of software revenue decreased 7% to $1.8 million for the quarter ended June 30, 2001 from $2.0 million for the quarter ended July 1, 2000. For the six months ended June 30, 2001, cost of software revenue increased 3% to $3.6 million from $3.5 million for the six months ended July 1, 2000. The decrease in the second quarter of 2001 versus the same period in 2000 was due primarily to decreased royalty costs consistent with the decrease in software license revenue for the same period. The increase in the six-month period ended June 30, 2001 was primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000.

       As a percentage of total revenue, cost of software decreased to 8% for the quarter ended June 30, 2001 from 9% for the quarter ended July 1, 2000, and decreased to 7% for the six months ended June 30, 2001 from 10% for the six months ended July 1, 2000. The decrease was primarily due to the economies of scale resulting from Innoveda's acquisitions of Summit Design and PADS Software.

       COST OF SERVICES AND OTHER

       Cost of services and other consists primarily of costs of providing technical support, education and consulting services. Cost of services and other increased 38% to $2.8 million for the quarter ended June 30, 2001 from $2.1 million for the quarter ended July 1, 2000. For the six months ended June 30, 2001, cost of services and other increased 50% to $5.4 million from $3.6 million for the six months ended July 1, 2000. These increases are primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000, as well as increased staffing and related costs in the Company's consulting organization necessary to build the infrastructure to support expansion in that area of our business.

       As a percentage of total revenue, cost of services and other increased to 13% for the quarter ended June 30, 2001 from 10% for the quarter ended July 1, 2000, and increased to 11% for the six months ended June 30, 2001 from 10% for the six months ended July 1, 2000.

       SALES AND MARKETING

       Sales and marketing expenses increased 33% to $11.3 million for the quarter ended June 30, 2001 from $8.5 million for the quarter ended July 1, 2000. For the six months ended June 30, 2001, sales and marketing expense increased 51% to $22.6 million from $14.9 million for the six months ended July 1, 2000. These increases are primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000 as well as additional new hires in the sales area. Innoveda also incurred increased costs associated with variable compensation plans as a result of its increase in revenue during the second quarter and six months ended June 30, 2001. Additionally, discretionary marketing spending for trade shows, direct mail solicitations and advertising campaigns designed to increase awareness of the Innoveda name, and marketing of our product lines resulted in higher sales and marketing expenses.

       As a percentage of total revenue, sales and marketing expenses increased to 51% for the quarter ended June 30, 2001 from 39% for the quarter ended July 1, 2000, and increased to 46% for the six months ended June 30, 2001 from 41% for the six months ended July 1, 2000.

       RESEARCH AND DEVELOPMENT

       Research and development expenses increased 31% to $7.5 million for the quarter ended June 30, 2001 from $5.7 million for the quarter ended July 1, 2000. For the six months ended June 30, 2001, research and development expense increased 64% to $15.2 million from $9.3 million for the six months ended July 1, 2000. These increases are primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000. These increases are also attributable to the development of new products, including Visual Elite, a product that provides added functionality to existing tools, FabFactory, a tool for printed circuit board (PCB) fabricators, and TransOVM and TransBridge, for the design of complex wiring harnesses for large electrical systems. The Company also released the latest version of the CAM350 PCB design tool, which further integrates the design and manufacturing tasks in the printed circuit board design flow.

       As a percentage of total revenue, research and development expenses increased to 34% for the quarter ended June 30, 2001 from 26% for the quarter ended July 1, 2000, and increased to 31% for the six months ended June 30, 2001 from 26% for the six months ended July 1, 2000.

       The amount of software development costs capitalized for the quarter ended June 30, 2001 was approximately $0.3 million or 4% of research and development expense for that period, and for the quarter ended July 1, 2000 was $0.3 million or 5% of research and development expense for that period. For the six months ended June 30, 2001, approximately $0.5 million was capitalized versus $0.6 million in 2000 for the same period, or 4% versus 6% of research and development costs for the same six-month period of 2001 and 2000, respectively.

       GENERAL AND ADMINISTRATIVE

       General and administrative expenses include the costs of the administrative, finance, human resources, legal, and information systems departments of Innoveda. General and administrative expenses increased 42% to $2.2 million for the quarter ended June 30, 2001 from $1.5 million for the quarter ended July 1, 2000. For the six months ended June 30, 2001, general and administrative expenses increased 55% to $4.3 million from $2.8 million for the six months ended July 1, 2000. These increases are primarily a result of Innoveda building its general and administrative infrastructure to support the planned growth in revenue of Innoveda's products and services and related acquisitions. This increase was also due to increased salary and related costs of additional headcount resulting from the acquisition of PADS Software. To a lesser extent, the increase is due to expenses associated with becoming a publicly traded company.

       As a percentage of total revenue, general and administrative expenses increased to 10% for the quarter ended June 30, 2001 from 7% for the quarter ended July 1, 2000, and increased to 9% for the six months ended June 30, 2001 from 8% for the six months ended July 1, 2000.

       AMORTIZATION OF INTANGIBLES

       Amortization expense increased 77% to $4.6 million in the quarter ended June 30, 2001 from $2.6 million for the quarter ended July 1, 2000, and increased 202% for the six months ended June 30, 2001 to $9.3 million from $3.1 million for the six months ended July 1, 2000. These increases in amortization expense are mainly due to the increase in intangibles from the acquisitions of Summit and PADS. Innoveda had $64.3 million in intangible assets as of June 30, 2001, consisting primarily of purchased technology, goodwill, workforce, customer base and trademarks, resulting from the Summit Design business combination in March 2000, the PADS acquisition in September 2000, and the remaining intangible assets from the acquisition of Transcendent Design Technology, Inc. and certain assets from OmniView, Inc., both in 1999. As of July 1, 2000, Innoveda had $38.1 million in intangible assets consisting of purchased technology, goodwill, workforce and customer base from the Summit Design acquisition along with certain assets acquired from OmniView, Inc. in March 1999, and purchased technology related to the acquisition of Transcendent Design Technology, Inc. in August 1999. Innoveda's intangible assets are being amortized over periods ranging from three to seven years.

       RESTRUCTURING CHARGES RELATED TO CLOSING THE PITTSBURGH OFFICE

       On May 4, 2001, the Company decided to close an office located in Pittsburgh, Pennsylvania and transfer the operations to other offices in the United States and overseas. This office was used primarily to support the Company's e-Architect product. The total charge of $594 consists of intangible asset and fixed asset impairment charges of $415, $64 of severance related to the termination of 8 employees and $115 of other costs incurred due to the closure. All significant amounts are expected to be settled within a year of the office closure.

                                      TOTAL     NON-CASH    AMOUNT  JUNE 30, 2001
                                      ACCRUAL   WRITE-OFF   PAID    ACCRUAL BALANCE
                                      -------   ---------   ------  ---------------
       Impairment of intangibles
         and fixed assets              $415       $415       $--        $--
       Severance                         64        --          64        --
       Lease commitment                  48        --          10         38
       Other                             67        --          12         55
                                       ----       ----       ----       ----
                                       $594       $415       $ 86       $ 93
                                       ----       ----       ----       ----

       MERGER RELATED CHARGES

       During the six months ended July 1, 2000, Innoveda recorded approximately $2.2 million in merger related charges relating to the Summit merger. This primarily included severance and other costs relating to the consolidation of duplicative facilities. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni Solutions Corporation during the first quarter of fiscal 2000. Charges associated with the Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

       IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

       In conjunction with the business combination of Summit and Viewlogic in the six months ended July 1, 2000, Innoveda charged to expense $2.4 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by an independent appraiser.

       OTHER INCOME/EXPENSE

       Other income/expense consists of the net of interest expense relating to Innoveda's term loan and revolving credit line, interest income from cash and cash equivalent balances, and currency exchange rate differences resulting from foreign operations conducted in local currencies. Other income/expense increased by $0.4 million, to a $0.2 million expense for the second quarter ended June 30, 2001 from $0.3 million of income for the second quarter ended July 1, 2000. For the six months ended June 30, 2001, other expense increased less than $0.1 million. The net increase in expense is primarily a result of a decrease in interest income due to the reduction of cash and cash equivalents to $14.8 million as of June 30, 2001 from $21.7 million as of July 1, 2000.

       INCOME TAX BENEFIT

       The benefit for income taxes increased to $2.3 million for the quarter ended June 30, 2001 from less than $0.1 million for the quarter ended July 1, 2000. For the six months ended June 30, 2001, the benefit for income taxes increased by $2.1 million to $3.3 million from $1.2 million for the six months ended July 1, 2000. Quarterly tax provisions are based on the estimated effective tax rates for the respective fiscal year.

       LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

       As of June 30, 2001, Innoveda had approximately $14.8 million in cash and cash equivalents. Innoveda has a $6.0 million revolving Line of Credit with Fleet Bank. As of June 30, 2001, no balance was outstanding under this Line of Credit. Innoveda has a Term Loan with Fleet Bank, with $7.5 million outstanding as of August 13, 2001. Borrowings under the Credit Facility are secured by substantially all of Innoveda's assets. The Credit Facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profitability, interest and debt service coverage ratios and maximum leverage ratios and minimum working capital ratios.

       For the quarter ended June 30, 2001, the Company did not meet certain of its financial covenants, as required by its Credit Facility agreement. Under the terms of the Credit Facility agreement, the lender may demand immediate payment of all principal, interest and other amounts when limitations and covenants are not met and therefore, the Term Loan has been classified as current debt on the condensed consolidated balance sheet. The Company is currently negotiating with the lender for a revised Credit Facility agreement and expects to obtain a revised agreement that will allow Innoveda to maintain its current Line of Credit and to continue to repay its Term Loan as previously scheduled. As of August 14th, 2001, the lender had not demanded payment and the Company does not expect the lender to demand immediate payment.

       For the six months ended June 30, 2001, net cash used in operating activities was approximately $1.3 million. This was primarily due to a net loss of $8.8 million, a decrease in accounts payable of approximately $0.5 million, a decrease in accrued liabilities of $5.7 million, a $2.7 million decrease in deferred revenue and a $3.4 million increase in deferred income taxes offset by non-cash depreciation and amortization of approximately $12.3 million and a decrease in accounts receivable of $7.2 million.

       Net cash used in investing activities for the six months ended June 30, 2001 was approximately $2.4 million, primarily due to the purchase of property and equipment.

       Innoveda considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At June 30, 2001 and July 1, 2000, substantially all of Innoveda's cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. By policy of Innoveda's board of directors, all debt instruments must have quality ratings no lower than an A rating.

       Net cash used in financing activities was approximately $2.1 million for the six months ended June 30, 2001, primarily due to the repayment of principal on debt and the repurchase of Innoveda common stock.

       On October 19, 2000, Innoveda's board of directors authorized Innoveda to repurchase up to 2 million shares of its common stock during the period ending October 31, 2001. The repurchased shares will be held as treasury shares and used in company stock option plans, employee stock purchase plans and for general corporate purposes. As of August 13, 2001, Innoveda had purchased 550,606 shares of common stock at an aggregate cost of $1,663,371 under its stock re-purchase program.

       Innoveda believes that its current cash and cash equivalents, combined with cash generated from operations and amounts available under the revolving line of credit, will satisfy Innoveda's anticipated working capital and other cash requirements for at least the next 12 months.

       NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that an entity account for business combinations using the purchase method and eliminates the pooling method. In addition, SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. SFAS No.142 requires that goodwill no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations completed prior to June 30, 2001. The Company is evaluating the impact of adopting these statements.

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

       VARIOUS FACTORS WILL CAUSE INNOVEDA'S QUARTERLY RESULTS TO FLUCTUATE AND FLUCTUATION MAY ADVERSELY AFFECT THE STOCK PRICE OF INNOVEDA COMMON STOCK.

       Innoveda's quarterly operating results and cash flows have fluctuated in the past and have fluctuated significantly in certain quarters. These fluctuations resulted from several factors, including, among others:

       o    the size and timing of orders;

       o large one-time charges incurred as a result of restructurings, acquisitions or consolidations;

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

       IF INNOVEDA CANNOT SUCCESSFULLY INTEGRATE THE ACQUISITION BY INNOVEDA OF PADS, THE ANTICIPATED ADVANTAGES OF THE BUSINESS COMBINATION BETWEEN INNOVEDA AND PADS MAY NOT BE REALIZED, IN FULL, IF AT ALL.

       Innoveda acquired PADS Software, Inc. in September 2000. The integration of Innoveda and PADS requires the dedication of Innoveda management resources. This may distract management's attention from the management of the day-to-day business of Innoveda. Employee uncertainty and lack of focus during integration may also disrupt the business of Innoveda. Retention of key employees by Innoveda has been, and will remain, critical to ensure continued advancement, development and support of the Company's technologies and ongoing sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. The inability to successfully integrate Innoveda and PADS and to retain key technical, sales or marketing personnel after the merger of Innoveda and PADS would adversely affect the combined company's business.

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

       As of June 30, 2001, Innoveda had borrowings of approximately $7.5 million under its Credit Facility. Borrowings under the Credit Facility are secured by substantially all of Innoveda's assets. The Credit Facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profitability, interest and debt service coverage ratios and maximum leverage ratios and minimum working capital ratios. Collectively, these limitations and covenants may substantially restrict the flexibility of Innoveda's management in quickly adjusting its financial and operational strategies to react to changing economic and business conditions and may compromise Innoveda's ability to react to the rapidly evolving environment of the electronic design automation industry. To avoid default under this credit facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing.

       The Company is currently not in compliance with certain financial covenants under its Credit Facility. See Note 6 to the Company's Condensed Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

       ITEM 3:
       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       INTEREST RATE RISK

       Innoveda is exposed to interest rate risk primarily through its credit facility. Innoveda has a credit facility with a commercial bank consisting of a $6.0 million revolving line of credit ("Line of Credit") and a $7.5 million term loan as of June 30, 2001 (the "Term Loan") (together, the "Credit Facility"). Interest terms on the Line of Credit and the Term Loan are determined, at the option of Innoveda, for varying periods. Innoveda may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on Innoveda's leverage financial ratio, as defined, in the Credit Facility. The interest rates on the Line of Credit and the Term Loan at June 30, 2001 was 7.25% and 6.90%, respectively.

       Payments of principal outstanding under either the Line of Credit or the Term Loan may be made at any time and must be repaid in full by September 30, 2003.

       As required under the Credit Facility, Innoveda entered into a no fee interest rate-swap agreement with a bank to reduce the impact of changes in interest rates on its floating rate Credit Facility. This agreement effectively converts a portion of the floating-rate obligation into a fixed-rate obligation of 7.4% for a period of 60 months, expiring on March 31, 2003. The notional principal amount of the interest rate-swap agreement was $7.5 million as of June 30, 2001. The counter parties to the interest rate-swap agreement expose Innoveda to credit loss in the event of nonperformance. Open interest rate contracts are reviewed regularly by Innoveda to ensure that they remain effective as hedges of interest rate exposure. Management of Innoveda believes that the rate-swap agreement approximates fair value.

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

       Innoveda considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At June 30, 2001 and December 30, 2000, substantially all of the Company's cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. By policy of Innoveda's board of directors, all debt instruments must have quality ratings no lower than A rating.

       FOREIGN CURRENCY EXCHANGE RATE RISK

       Innoveda is also exposed to the impact of foreign currency fluctuations. Since Innoveda translates foreign currencies into U.S. dollars for reporting purposes, weakened currencies in its subsidiaries have a negative, though immaterial, impact on its results. Innoveda also believes that the exposure to currency exchange fluctuation risk is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. Innoveda entered into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies during the twelve months ended June 30, 2001. Realized and unrealized gains and losses on foreign exchange contracts for the six months ended June 30, 2001 were insignificant. There were no outstanding foreign exchange contracts as of June 30, 2001.


       PART II  OTHER INFORMATION

       ITEM 4:
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On June 15, 2001, Innoveda held its Annual Meeting of Stockholders. At the meeting, the votes cast for the sole matter presented to Innoveda's stockholders were as follows:

       Election of two Class I directors, for the ensuing three years and until their successors are duly elected and qualified.

                                                 FOR                 WITHHELD
                                              ----------             --------
        (i) Lorne J. Cooper                   35,688,883             712,498
       (ii) Steven P. Erwin                   36,255,272             146,109

       ITEM 6:
       EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

       No exhibits are filed with this Current Report on Form 10-Q.

       (b)  REPORTS ON FORM 8-K

       The Company did not file any current reports on Form 8-K during the fiscal quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INNOVEDA, INC.

                                        By: /s/ Kevin P. O'Brien
                                           -------------------------------------
                                           Kevin P. O'Brien
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)


Date:  August 14, 2001

EXHIBIT INDEX

No exhibits are filed with this Current Report on Form 10-Q.