Form 10-Q
period 2001-09-29
INNOVEDA INC
filed 2001-11-13
CIK 925072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2001


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



          293 BOSTON POST ROAD WEST, MARLBORO, MASSACHUSETTS 01752-4615
              (Address and Zip Code of Principal Executive Offices)


       Registrant's Telephone Number, Including Area Code: (508) 480-0881


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 8, 2001, the Registrant had outstanding 40,265,125 shares of Common Stock, $0.01 par value per share.

                 IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, the availability of financial resources, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", "plans", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, reorganizations, restructurings, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock". The forward-looking statements provided by Innoveda in this Quarterly Report on Form 10-Q represent Innoveda's estimates as of the date this report is filed with the SEC. Innoveda anticipates that subsequent events and developments will cause its estimates to change. While Innoveda may elect to update its forward-looking statements in the future, it specifically disclaims any obligation to do so. Innoveda's forward-looking statements should not be relied upon as representing its estimates as of any date subsequent to the date this report is filed with the SEC.

                                 INNOVEDA, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                         PAGE
PART 1           FINANCIAL INFORMATION

ITEM 1           Condensed Consolidated Financial Statements                                4

                 Condensed Consolidated Balance Sheets as of September 29, 2001             4
                 (unaudited) and December 30, 2000

                 Condensed Consolidated Statements of Operations for the Quarters           5
                 and Nine Months Ended September 29, 2001 (unaudited) and
                 September 30, 2000 (unaudited)

                 Condensed Consolidated Statements of Cash Flows for the Quarters           6
                 and Nine Months Ended September 29, 2001 (unaudited) and
                 September 30, 2000 (unaudited)

                 Notes to Condensed Consolidated Financial Statements                       7


ITEM 2           Management's Discussion and Analysis of Financial Condition and           15
                 Results of Operations


ITEM 3           Quantitative and Qualitative Disclosures about Market Risk                35


PART II          OTHER INFORMATION


ITEM 6           Exhibits and Reports on Form 8-K                                          36

SIGNATURE                                                                                  37

EXHIBIT INDEX                                                                              38

EXHIBITS                                                                                   39


ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 INNOVEDA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     September 29,  December 30,
                                                                                           2001         2000
                                                                                      (unaudited)
                                                                                     ------------   ------------
                        ASSETS
Current assets:
   Cash and cash equivalents ......................................................   $   7,585     $ 20,799
   Accounts receivable, net .......................................................      17,853       27,260
   Prepaid expenses and other .....................................................       1,996        2,800
   Deferred income taxes ..........................................................       7,378        6,626
                                                                                     ------------   ------------
     Total current assets .........................................................      34,812       57,485

Equipment and furniture, net ......................................................       5,553        7,642
Capitalized software costs, net ...................................................       2,241        2,358
Purchased technology and other intangibles, net ...................................      27,664       62,198
Goodwill and other ................................................................       2,249       12,941
                                                                                     ------------   ------------
     Total assets .................................................................   $  72,519     $142,624
                                                                                     ============   ============
                      LIABILITIES
Current liabilities:
   Long-term debt, current portion ................................................   $   3,875     $  3,550
   Capital lease obligations, current portion .....................................         378          548
   Accounts payable ...............................................................       2,333        3,652
   Accrued liabilities ............................................................      15,421       20,565
   Deferred revenue ...............................................................      19,794       24,514
                                                                                     ------------   ------------
     Total current liabilities ....................................................      41,801       52,829

Long-term debt ....................................................................       2,750        5,750
Capital lease obligations .........................................................          16          250
Other long-term liabilities .......................................................       1,455        1,553
Deferred income taxes .............................................................      15,284       27,642
                                                                                     ------------   ------------
     Total liabilities ............................................................      61,306       88,024
                                                                                     ------------   ------------
                 STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000 authorized,
  40,093 outstanding at September 29, 2001, 39,347
    outstanding at December 30, 2000 ..............................................         402          393
Treasury stock ....................................................................      (1,663)        (832)
Additional paid-in-capital ........................................................     117,367      116,047
Notes due from stockholders .......................................................        (932)        (932)
Deferred compensation .............................................................        (673)      (1,113)
Accumulated deficit ...............................................................    (102,608)     (59,013)
Accumulated other comprehensive income (loss) .....................................        (680)          50
                                                                                     ------------   ------------
     Total stockholders' equity ...................................................      11,213       54,600
                                                                                     ------------   ------------
     Total liabilities and stockholders' equity ...................................   $  72,519     $142,624
                                                                                     ============   ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   Third Quarter Ended           Nine Months Ended
                                                             -----------------------------  ----------------------------
                                                             September 29,   September 30,  September 29,  September 30,
                                                                 2001            2000            2001          2000
                                                             -------------   -------------  -------------  -------------
Revenue:
   Software ...............................................   $   8,447      $  12,578      $  33,821      $  31,819
   Services and other .....................................      11,585         10,525         35,546         27,229
                                                             -------------   -------------  -------------  -------------
     Total revenue ........................................      20,032         23,103         69,367         59,048
                                                             -------------   -------------  -------------  -------------
Cost and expenses:
   Cost of software .......................................       1,595          1,994          5,169          5,466
   Cost of services and other .............................       2,767          2,214          8,203          5,826
   Sales and marketing ....................................      10,240          8,046         32,793         22,983
   Research and development ...............................       6,377          5,750         21,576         15,021
   General and administrative .............................       1,996          1,776          6,316          4,555
   Amortization of intangibles ............................       2,777          2,508         12,087          5,588
   Amortization of stock compensation .....................         147            147            440            441
   In-process research and development ....................        --            3,053           --            5,453
   Impairment of intangible assets ........................      32,945           --           32,945           --
   Restructuring costs ....................................       5,271            493          5,865          2,736
                                                             -------------   -------------  -------------  -------------
     Total operating expenses .............................      64,115         25,981        125,394         68,069
                                                             -------------   -------------  -------------  -------------
     Operating loss .......................................     (44,083)        (2,878)       (56,027)        (9,021)
Other expense, net ........................................        (165)          (200)          (334)          (340)
                                                             -------------   -------------  -------------  -------------
Loss before provision (benefit) for income taxes ..........     (44,248)        (3,078)       (56,361)        (9,361)
Provision (benefit) for income taxes ......................      (9,497)         1,736        (12,766)           564
                                                             -------------   -------------  -------------  -------------
Net loss ..................................................   $ (34,751)     $  (4,814)     $ (43,595)     $  (9,925)
                                                             =============   =============  =============  =============
Net loss per share:
     Basic and diluted ....................................   $   (0.89)     $   (0.14)     $   (1.12)     $   (0.40)
                                                             =============   =============  =============  =============

Weighted average shares outstanding:
     Basic and diluted ....................................      39,108         33,336         39,080         24,590
                                                             =============   =============  =============  =============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   For the Nine Months Ended
                                                                                 -----------------------------
                                                                                 September 29,   September 30,
                                                                                     2001            2000
                                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................   $(43,595)       $ (9,925)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
    Depreciation and amortization ..............................................     16,254           9,649
    Non-cash portion of restructuring and impairment costs .....................     34,445            --
    Compensation under stock option agreements .................................        440             440
    Write-off of in-process research and development ...........................       --             5,453
Changes in assets and liabilities:
    Accounts receivable ........................................................      9,122           2,294
    Prepaid and other current assets ...........................................        773             622
    Deferred income taxes ......................................................    (13,110)         (3,919)
    Accounts payable ...........................................................     (2,088)         (1,427)
    Accrued liabilities ........................................................     (5,199)          3,621
    Tax benefit on stock option exercises ......................................         43            --
    Deferred revenue ...........................................................     (4,720)         (3,104)
                                                                                 -------------   -------------
    Net cash provided by (used in) operating activities ........................     (7,635)          3,704
                                                                                 -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ........................................     (2,047)         (2,168)
    Capitalized software costs .................................................       (794)         (1,353)
    Proceeds from sale of VirSim product line ..................................       --             7,000
    Cash acquired in acquisition of PADS Software, Inc, net of
      purchase costs ...........................................................       --             2,857
    Cash acquired in acquisition of Summit, net of purchase costs ..............       --            27,036
                                                                                 -------------   -------------
    Net cash provided by (used in) investing activities ........................     (2,841)         33,372
                                                                                 -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on debt ..............................................     (2,675)        (14,320)
    Proceeds from exercise of stock options and employee stock
      purchase plan ............................................................      1,286             872
    Payments of capital lease obligations ......................................       (404)           (300)
    Purchase of treasury stock .................................................       (831)           --
                                                                                 -------------   -------------
    Net cash used in financing activities ......................................     (2,624)        (13,748)
                                                                                 -------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................       (114)           (133)
                                                                                 -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................    (13,214)         23,195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................     20,799             531
                                                                                 -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $  7,585        $ 23,726
                                                                                 =============   =============


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

The fiscal 2000 financial information presented in the condensed consolidated statements of operations and the condensed consolidated statements of cash flows represents the results for Viewlogic for the periods stated and includes the financial results for Summit commencing March 24, 2000 and the financial results for PADS commencing September 23, 2000.


2. ACQUISITIONS

ACQUISITION BY INNOVEDA OF PADS - On June 2, 2000, Innoveda entered into a merger agreement with PADS. The merger was consummated on September 22, 2000. The merger agreement provided that a wholly owned subsidiary of Innoveda would merge with and into PADS, with PADS surviving as a wholly owned subsidiary of Innoveda following the merger. For the merger, Innoveda issued 6,473 shares of its common stock and paid approximately $2.0 million to the PADS stockholders. PADS capital stock outstanding at the merger date was exchanged for shares of Innoveda common stock at the rate of approximately 1.0 to 1.9 per share, plus $0.579 per share in cash. In addition, each outstanding option to purchase shares of PADS common stock was converted into an option to purchase 2.0355 shares of Innoveda common stock, and the option exercise prices were adjusted accordingly.

The operating results of PADS have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition.

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

The business combination was accounted for under the purchase method of accounting and was treated as a reverse acquisition, as the stockholders of Viewlogic received the majority portion of the voting interests in the combined company. Viewlogic was considered the acquirer for accounting purposes and recorded Summit's assets and liabilities based upon their estimated fair values. The operating results of Summit have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition.

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

The following table presents the components of the merger costs accrued during the mergers with PADS and Summit and the charges against these reserves through September 29, 2001. All remaining amounts are expected to be settled within the fourth quarter of fiscal 2001.

                                                        Total    Non-Cash    Amount   September 29, 2001
                                                        Accrual  Write-Off    Paid   Accrual Balance
                                                        -------  ---------   ------  -------------------
PADS MERGER COSTS
Severance ............................................   $  250   $   32     $  218       $ --
Non-cancelable commitments ...........................      199     --          199         --
Capitalized software .................................       44       44       --           --
                                                         ------   ------     ------       ------
                                                         $  493   $   76     $  417       $ --
                                                         ------   ------     ------       ------
SUMMIT MERGER COSTS
Severance ............................................   $  780   $    5     $  775       $ --
Non-cancelable commitments ...........................    1,389     --        1,300           89
Capitalized software .................................       74       74       --           --
                                                         ------   ------     ------       ------
                                                         $2,243   $   79     $2,075       $   89
                                                         ------   ------     ------       ------
TOTALS ...............................................   $2,736   $  155     $2,492       $   89
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

                                                Third Quarter Ended            Nine Months Ended
                                         -----------------------------  ----------------------------
                                         September 29,   September 30,  September 29,   September 30,
                                              2001            2000          2001           2000
                                         -------------   -------------  -------------   -------------
Net Loss ...............................   $(34,751)      $ (4,814)      $(43,595)      $ (9,925)
                                         =============    ============   ============   =============
Weighted average number of
    common shares - Basic ..............     39,108         33,336         39,080         24,590
                                         =============    ============   ============   =============
Weighted average number of
  common and potential common
    shares - Diluted ...................     39,108         33,336         39,080         24,590
                                         =============    ============   ============   =============
Net loss per share:
    Basic ..............................   $  (0.89)      $  (0.14)      $  (1.12)      $  (0.40)
                                         =============    ============   ============   =============
    Diluted ............................   $  (0.89)      $  (0.14)      $  (1.12)      $  (0.40)
                                         =============    ============   ============   =============


For the three and nine months ended September 29, 2001 and September 30, 2000, there were 10,320 and 5,449 anti-dilutive common shares, respectively, not included in the table above.

4. BUSINESS SEGMENTS AND GEOGRAPHIC DATA

Innoveda operates in a single industry segment comprising the electronic design automation industry. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region is as follows:

                                           For the Third Quarter Ended    For the Nine Months Ended
                                           ---------------------------    -------------------------
                                           September 29,  September 30,  September 29,  September 30,
                                                2001         2000            2001           2000
                                           -------------  ------------   ------------   ------------
Revenue:
  North America .......................        $13,645       $14,017       $46,437          $37,956
  Europe ..............................          3,164         2,584        11,095            7,325
  Japan ...............................          2,499         4,094         7,378            9,599
  Other ...............................            724         2,408         4,457            4,168
                                               -------       -------       -------          -------
Total Revenue .........................        $20,032       $23,103       $69,367          $59,048
                                               =======       =======       =======          =======

As a percentage of Total Revenue
  North America .......................             68%           61%           67%              64%
  Europe ..............................             16%           11%           16%              13%
  Japan ...............................             12%           18%           11%              16%
  Other ...............................              4%           10%            6%               7%
                                               -------       -------       -------          -------
Total .................................            100%          100%          100%             100%
                                               =======       =======       =======          =======


5. COMPREHENSIVE LOSS

The following table presents the components of comprehensive loss for the periods indicated.

                                                        For the Third Quarter Ended             For the Nine Months Ended
                                                     ----------------------------------      -------------------------------
                                                      September 29,        September 30,     September 29,     September 30,
                                                         2001                 2000              2001              2000
                                                     -------------        -------------      ------------     ------------
Net loss ........................................         $(34,751)         $ (4,814)         $(43,595)         $ (9,925)
Foreign currency translation adjustments ........             (202)              (88)             (730)             (217)
                                                          --------          --------          --------          --------
Comprehensive loss ..............................         $(34,953)         $ (4,902)         $(44,325)         $(10,142)
                                                          ========          ========          ========          ========

6. DEBT

CREDIT FACILITY - For the fiscal quarter ended June 30, 2001, the Company did not meet certain financial covenants under its Credit Facility. Effective September 29, 2001, the Company and the lender have amended the terms and conditions of its existing $6.6 million term loan (the "Term Loan") and its revolving line of credit ("Line of Credit") (together, the "Credit Facility") to revise certain covenants and provide a waiver for past violations. Under this amendment, the Term Loan portion of the Credit Facility remains in place with the original repayment schedule, and the Line of Credit portion of the Credit Facility has been reduced to approximately $0.4 million to cover only existing letters of credit issued by the lender at the request of the Company. Borrowings under the Credit Facility are secured by substantially all of Innoveda's assets. The amended Credit Facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to maintaining certain levels of profitability, deferred revenue, working capital ratio and debt service coverage ratio.

Interest rates on the Line of Credit and the Term Loan are determined, at the option of the Company, for varying periods. The Company may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on the Company's leverage financial ratio, as defined, in the Credit Facility. The interest rates on the Line of Credit at September 29, 2001 and December 30, 2000 were 6% and 10%, respectively. The interest rates on the Term Loan at September 29, 2001 and December 30, 2000 were 5.6% and 9.2%, respectively. Payments of principal outstanding under either the Line of Credit or the Term Loan may be made at any time and must be repaid in full by September 30, 2003. A payment of $0.9 million is due in the fourth quarter of fiscal 2001. Successive payments of $1.0 million are due each quarter through September 2002, and $1.4 million and $0.4 million are due in the first and second quarters of fiscal 2003, respectively.

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

8. RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, Innoveda, in response to current economic conditions and as part of its revised strategic direction and technology focus, completed a restructuring and streamlining of company operations.

RESTRUCTURING COSTS

As a result of the restructuring, the Company recorded charges of $5.3 million. The restructuring costs include workforce reductions, closing or reducing space in certain facilities and asset write-downs.

The restructuring program resulted in the reduction in workforce of approximately 140 employees across all business functions and geographic regions. The workforce reductions were substantially completed by the end of the third quarter. The Company recorded a workforce reduction charge of $2.3 million relating primarily to severance, fringe benefits and outplacement services.

The Company recorded a restructuring charge of $1.5 million relating to lease terminations, non-cancelable lease costs, and excess facility space. These facility costs relate to business activities that have been exited or restructured. In addition, the restructuring charge includes an additional $0.4 million in professional fees, travel expenses and other related costs incurred in connection with the restructuring activities and a $1.1 million restructuring charge related to certain fixed assets that became impaired as a result of the decision to reduce the workforce and close facilities.

IMPAIRMENT OF LONG-LIVED ASSETS

As part of our review of financial results during the quarter ended September 29, 2001, we performed an assessment of the carrying values of intangible assets recorded in connection with the acquisitions of PADS and Summit Design. The assessment was performed as a result of the current economic downturn and negative industry trends impacting our current operations and expected future growth rates. The conclusion of that assessment was that the decline in economic conditions within our industry was significant and other than temporary. As a result, we recognized pre-tax charges of $32.9 million representing write downs to record intangible assets at their estimated fair values. The impaired intangible assets include goodwill, purchased technology, workforce and customer base. The estimated fair value was based on expected future cash flows, discounted at a rate commensurate with the risks involved.

The following table sets forth an analysis of the components of the fiscal 2001 third quarter restructuring and intangible asset impairment charges. The table indicates payments made against the reserve through September 29, 2001.


                                                               TOTAL         NON-CASH         AMOUNT      SEPTEMBER 29, 2001
                                                              ACCRUAL        WRITE-OFF          PAID       ACCRUAL BALANCE
                                                              -------        ---------        ------      ------------------
Impairment of intangibles ...........................         $32,945         $32,945         $  --           $  --
Disposal of fixed assets ............................           1,085           1,085            --
Severance and related expenses ......................           2,267            --             1,330             937
Lease commitment and related fees ...................           1,511            --                62           1,449
Other ...............................................             408            --               116             292
                                                              -------        ---------        -------     ------------------
                                                              $38,216         $34,030         $ 1,508         $ 2,678
                                                              =======        =========        =======     ==================

Cash payments in the fourth quarter of fiscal 2001 are expected to be $1.0 million, with the remaining amounts to be paid in subsequent periods.

PITTSBURGH OFFICE CLOSURE

In May 2001, the Company closed an office located in Pittsburgh, Pennsylvania and transferred the operations to other offices in the United States and overseas. The total charge of $0.6 million consists of intangible asset and fixed asset impairment charges of $0.4 million, $0.1 million of severance related to the termination of 8 employees and $0.1 million of other costs incurred due to the closure. All significant amounts are expected to be settled within a year of the office closure.

                                             TOTAL      NON-CASH      AMOUNT   SEPTEMBER 29, 2001
                                            ACCRUAL     WRITE-OFF      PAID      ACCRUAL BALANCE
                                            -------     ---------     ------   ------------------
Impairment of intangibles
  and fixed assets .................         $415         $415         $--          $--
Severance ..........................           64          --            64          --
Lease commitment ...................           48          --            20           28
Other ..............................           67          --            20           47
                                            -------     ---------     ------   ------------------
                                             $594         $415         $104         $ 75
                                            =======     =========     ======   ==================

9.   NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by the Company effective January 2002.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that an entity account for business combinations using the purchase method and eliminates the pooling method. In addition, SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. SFAS No.142 requires that goodwill no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and the provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

The Company is currently evaluating the impact of adopting these statements.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock" commencing on page 26, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Important Note About Forward-Looking Statements" above.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our condensed consolidated statements of operations:

                                                       For the Third Quarter Ended    For the Nine Months Ended
                                                       ---------------------------    ---------------------------
                                                        September 29, September 30,  September 29,  September 30,
                                                             2001         2000           2001         2000
                                                        ------------- -------------  -------------  ------------
Revenue:
  Software .........................................         42%          54%            49%            54%
  Services and other ...............................         58%          46%            51%            46%
                                                        ------------- -------------  -------------  ------------
Total Revenue ......................................        100%         100%           100%           100%
                                                        ------------- -------------  -------------  ------------
Costs and expenses:
  Cost of software .................................          8%           9%             8%             9%
  Cost of services and other .......................         14%          10%            12%            10%
  Sales and marketing ..............................         51%          35%            47%            39%
  Research and development .........................         32%          25%            31%            25%
  General and administrative .......................         10%           8%             9%             8%
  Amortization of intangibles and stock
    compensation ...................................         15%          11%            18%            10%
  In-process research and development ..............         --           13%           --               9%
  Impairment of intangible assets ..................        164%          --             47%            --
  Restructuring costs ..............................         26%           2%             8%             5%
                                                        ------------- -------------  -------------  ------------
Total operating expenses ...........................        320%         113%           180%           115%
                                                        ------------- -------------  -------------  ------------
Loss from operations ...............................       -220%         -13%           -80%           -15%
Other expense, net .................................         -1%          -1%            -1%            -1%
                                                        ------------- -------------  -------------  ------------
Loss before provision (benefit) for income taxes ...       -221%         -14%           -81%           -16%
                                                        ------------- -------------  -------------  ------------
Provision (benefit) for income taxes ...............        -47%           7%           -18%             1%
                                                        ------------- -------------  -------------  ------------
Net loss ...........................................       -174%         -21%           -63%           -17%
                                                        ------------- -------------  -------------  ------------

QUARTERS ENDED AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

REVENUE

For the quarter ended September 29, 2001, total revenue decreased 13% to $20.0 million from $23.1 million for the quarter ended September 30, 2000. The decrease in revenue consisted of a 33% decrease in software license revenue to $8.4 million from $12.6 million, offset by a 10% increase in services and other revenue to $11.6 million from $10.5 million. For the nine months ended September 29, 2001, total revenue increased 17% to $69.4 million from $59.0 million for the nine months ended September 30, 2000. The increase consisted of a 31% increase in services and other revenue to $35.5 million from $27.2 million and a 6% increase in software license revenue to $33.8 million from $31.8 million. The decrease in total revenue for the third quarter ended September 29, 2001 is primarily attributable to the impact of the global economic downturn, particularly with our target customers in the telecom and computer industries. Discretionary spending by these customers has been reduced, causing delays and postponement of orders. The decrease is also attributable to revenue no longer being realized from our VirSim product line, which was sold during the third quarter of 2000. The increase in services and other revenue in the third quarter year over year is primarily related to the products acquired as part of the acquisition of PADS.

Software revenue increased for the nine-month period ended September 29, 2001 over the same period of the prior year due primarily to additional product sales in the first quarter related to products acquired as part of the acquisition of Summit Design in March 2000 and products acquired as part of the acquisition of PADS Software in September 2000. This has been offset by a decrease in orders, as discussed above. Furthermore, we realized increased consulting revenue during the first three quarters of 2001 versus the same periods in 2000 attributable to an increased focus in this area.

As a percentage of total revenue, software license revenue decreased to 42% for the quarter ended September 29, 2001 from 54% for the quarter ended September 30, 2000 and decreased to 49% for the nine months ended September 29, 2001 from 54% for the nine months ended September 30, 2000. As a percentage of total revenue, services and other revenue increased to 58% for the quarter ended September 29, 2001 from 46% for the quarter ended September 29, 2000, and increased to 51% for the nine months ended September 29, 2001 from 46% for the nine months ended September 30, 2000.

COST OF SOFTWARE

Cost of software revenue consists primarily of cost of product media, documentation, duplication, packaging and royalties. Cost of software revenue decreased 20% to $1.6 million for the quarter ended September 29, 2001 from $2.0 million for the quarter ended September 30, 2000. For the nine months ended September 29, 2001, cost of software revenue decreased 5% to $5.2 million from $5.5 million for the nine months ended September 30, 2000. The decrease in the third quarter of 2001 versus the same period in 2000 was primarily due to the decreased royalty costs consistent with the decrease in software license revenue, the retirement of products with large royalty costs and economies of scale resulting from the acquisition of Summit Design and PADS Software. The decrease in the nine-month period ended September 29, 2001 also relates to the decreasing royalty costs and economies of scale resulting from the acquisition of Summit Design and PADS Software offset by increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000.

As a percentage of total revenue, cost of software decreased to 8% for the quarter ended September 29, 2001 from 9% for the quarter ended September 30, 2000, and decreased to 8% for the nine months ended September 29, 2001 from 9% for the nine months ended September 30, 2000.

COST OF SERVICES AND OTHER

Cost of services and other consists primarily of costs of providing technical support, education and consulting services. Cost of services and other increased 25% to $2.8 million for the quarter ended September 29, 2001 from $2.2 million for the quarter ended September 30, 2000. For the nine months ended September 29, 2001, cost of services and other increased 41% to $8.2 million from $5.8 million for the nine months ended September 30, 2000. These increases are primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000, as well as increased staffing and related costs in our consulting organization necessary to build the infrastructure to support expansion in that area of our business.

As a percentage of total revenue, cost of services and other increased to 14% for the quarter ended September 29, 2001 from 10% for the quarter ended September 30, 2000, and increased to 12% for the nine months ended September 29, 2001 from 10% for the nine months ended September 30, 2000.

SALES AND MARKETING

Sales and marketing expenses increased 27% to $10.2 million for the quarter ended September 29, 2001 from $8.0 million for the quarter ended September 30, 2000. For the nine months ended September 29, 2001, sales and marketing expense increased 43% to $32.8 million from $23.0 million for the nine months ended September 30, 2000. These increases are primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000 as well as additional new hires in the sales area. Additionally, discretionary marketing spending for trade shows, direct mail solicitations and advertising campaigns designed to increase awareness of the Innoveda name, and marketing of our product lines, resulted in higher sales and marketing expenses.

As a percentage of total revenue, sales and marketing expenses increased to 51% for the quarter ended September 29, 2001 from 35% for the quarter ended September 30, 2000, and increased to 47% for the nine months ended September 29, 2001 from 39% for the nine months ended September 30, 2000.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of costs related to support product development. Research and development expenses increased 11% to $6.4 million for the quarter ended September 29, 2001 from $5.8 million for the quarter ended September 30, 2000. For the nine months ended September 29, 2001, research and development expense increased 44% to $21.6 million from $15.0 million for the nine months ended September 30, 2000. These increases are primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000.

As a percentage of total revenue, research and development expenses increased to 32% for the quarter ended September 29, 2001 from 25% for the quarter ended September 30, 2000, and increased to 31% for the nine months ended September 29, 2001 from 25% for the nine months ended September 30, 2000.

The amount of software development costs capitalized for the quarter ended September 29, 2001 was approximately $0.3 million or 4% of research and development expense for that period, and for the quarter ended September 30, 2000 was $0.1 million or 3% of research and development expense for that period. For the nine months ended September 29, 2001 capitalized software development costs were $0.8 million, and for the nine months ended September 30, 2000, approximately $0.7 million was capitalized.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of the administrative, finance, human resources, legal and information systems departments. General and administrative expenses increased 12% to $2.0 million for the quarter ended September 29, 2001 from $1.8 million for the quarter ended September 30, 2000. For the nine months ended September 29, 2001, general and administrative expenses increased 39% to $6.3 million from $4.6 million for the nine months ended September 30, 2000. These increases are primarily a result of building our general and administrative infrastructure to support the planned growth in revenue of our products and services and related acquisitions. To a lesser extent, the increase is due to expenses associated with becoming a publicly traded company.

As a percentage of total revenue, general and administrative expenses increased to 10% for the quarter ended September 29, 2001 from 8% for the quarter ended September 30, 2000, and increased to 9% for the nine months ended September 29, 2001 from 8% for the nine months ended September 30, 2000.

AMORTIZATION OF INTANGIBLES AND STOCK COMPENSATION

Amortization expense increased 10% to $2.9 million in the quarter ended September 29, 2001 from $2.7 million for the quarter ended September 30, 2000, and increased 108% for the nine months ended September 29, 2001 to $12.5 million from $6.0 million for the nine months ended September 30, 2000. These increases in amortization expense are mainly due to the increase in intangibles from the acquisitions of Summit Design and PADS Software.

There were $28.7 million and $74 million in intangible assets as of September 29, 2001 and December 30, 2000, respectively. Intangible assets as of September 29, 2001 consisted primarily of purchased technology, goodwill, workforce and trademarks, resulting from the Summit Design acquisition in March 2000, the PADS acquisition in September 2000, and the acquisition of Transcendent Design Technology, Inc. in 1999. As of December 30, 2000, there was $74 million in intangible assets consisting of purchased technology, goodwill, workforce and customer base resulting primarily from the Summit Design acquisition, assets acquired from OmniView, Inc. in March 1999, and the acquisition of Transcendent Design Technology, Inc. in August 1999. Intangible assets are being amortized over periods ranging from three to seven years. See "Impairment of Long-Lived Assets" below.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

In conjunction with the acquisition of PADS in the third quarter ended September 30, 2000, Innoveda charged to expense $3.1 million representing the write-off of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by an independent appraiser. Similarly, in conjunction with the business combination of Summit and Viewlogic in the first quarter ended April 1, 2000, we charged to expense $2.4 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by another independent appraiser. For the nine months ended September 30, 2000, Innoveda charged approximately $5.5 million to expense.

RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, Innoveda, in response to current economic conditions and as part of our revised strategic direction and technology focus, implemented a restructuring and streamlining of company operations.

RESTRUCTURING COSTS

As a result of the restructuring, we recorded charges of $5.3 million. The restructuring costs include workforce reductions, closing or reducing space in certain facilities and asset write-downs.

The restructuring program resulted in the reduction in workforce of approximately 140 employees across all business functions and geographic regions. The workforce reductions were substantially completed by the end of the third quarter. We recorded a workforce reduction charge of $2.3 million relating primarily to severance, fringe benefits and outplacement services.

We recorded a restructuring charge of $1.5 million relating to lease terminations, non-cancelable lease costs, and excess facility space. These facility costs relate to business activities that have been exited or restructured. In addition, the restructuring charge includes an additional $0.4 million in professional fees, travel expenses and other related costs incurred in connection with the restructuring activities and a $1.1 million restructuring charge related to certain fixed assets that became impaired as a result of the decision to reduce the workforce and close facilities.

IMPAIRMENT OF LONG-LIVED ASSETS

As part of our review of financial results during the quarter ended September 29, 2001, we performed an assessment of the carrying values of intangible assets recorded in connection with the acquisitions of PADS and Summit Design. The assessment was performed as a result of the current economic downturn and negative industry trends impacting our current operations and expected future growth rates. The conclusion of that assessment was that the decline in economic conditions within our industry was significant and other than temporary. As a result, we recognized pre-tax charges of $32.9 million representing write downs to record intangible assets at their estimated fair values. The impaired intangible assets include goodwill, purchased technology, workforce and customer base. The estimated fair value was based on expected future cash flows to be generated, discounted at a rate commensurate with the risks involved.

The following table sets forth an analysis of the components of the fiscal 2001 third quarter restructuring and intangible asset impairment charges. The table indicates payments made against the reserve through September 29, 2001.

                                             TOTAL         NON-CASH         AMOUNT    SEPTEMBER 29, 2001
                                            ACCRUAL        WRITE-OFF          PAID    ACCRUAL BALANCE
                                            -------        ---------        ------    ------------------
Impairment of intangibles ...............   $32,945         $32,945         $  --           $    --
Disposal of fixed assets ................     1,085           1,085            --                --
Severance and related expenses ..........     2,267            --             1,330             937
Lease commitment and related fees .......     1,511            --                62           1,449
Other ...................................       408            --               116             292
                                            -------         -------         -------         -------
                                            $38,216         $34,030         $ 1,508         $ 2,678
                                            =======         =======         =======         =======

Cash payments in the fourth quarter of fiscal 2001 are expected to be $1.0 million, with the remaining amounts to be paid in subsequent periods.

PITTSBURGH OFFICE CLOSURE

In May 2001, we closed an office located in Pittsburgh, Pennsylvania and transferred the operations to other offices in the United States and overseas. The total charge of $0.6 million consists of intangible asset and fixed asset impairment charges of $0.4 million, $0.1 million of severance related to the termination of 8 employees and $0.1 million of other costs incurred due to the closure. All significant amounts are expected to be settled within a year of the office closure.


                                             TOTAL     NON-CASH        AMOUNT   SEPTEMBER 29, 2001
                                            ACCRUAL    WRITE-OFF        PAID     ACCRUAL BALANCE
                                            -------    ---------       ------   ------------------
Impairment of intangibles
  and fixed assets ..................        $415         $415         $ --         $ --
Severance ...........................          64          --            64           --
Lease commitment ....................          48          --            20           28
Other ...............................          67          --            20           47
                                            -----      -------         ----     --------
                                             $594         $415         $104         $ 75
                                            =====      =======         ====     ========


MERGER RELATED RESTRUCTURING CHARGES

During the third quarter ended September 30, 2000, we recorded approximately $0.5 million in restructuring charges relating to the PADS merger. This was primarily comprised of severance and exit costs to close duplicative facilities.

During the first quarter ended April 1, 2000, we recorded approximately $2.2 million in merger related charges relating to the Summit merger. This primarily included severance and other costs relating to the consolidation of duplicative facilities. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure our sales and services business in Japan as a result of an exclusive distributor agreement executed with Marubeni Solutions Corporation during the first quarter of fiscal 2000. Charges associated with the Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination and other facility and exit related costs.

For the nine months ended September 30, 2000, Innoveda charged approximately $2.7 million to expense for merger related charges.

OTHER EXPENSE

Other expense consists of the net of interest expense relating to our term loan and revolving credit line, interest income from cash and cash equivalent balances, and gains and losses from foreign currency transactions resulting from foreign operations conducted in local currencies. Other expense remained flat at $0.2 million expense for the third quarter ended September 29, 2001 and for the third quarter ended September 30, 2000. For the nine months ended September 29, 2001, other expense also remained flat as compared to the nine months ended September 30, 2000. Other expense remained essentially the same primarily as a result of a decrease in interest income due to the reduction of cash and cash equivalents, offset by the decrease in interest expense due to the pay down of debt obligations.

INCOME TAX BENEFIT

The benefit for income taxes increased to $9.5 million for the quarter ended September 29, 2001 from a $1.7 million provision for the quarter ended September 30, 2000. For the nine months ended September 29, 2001, the benefit for income taxes increased to $12.8 million from a $0.6 million provision for the nine months ended September 30, 2000. The benefit for income taxes in 2001 is primarily due to the reversal of deferred taxes related to the impaired intangible assets and the tax benefit of the loss in 2001. The income tax provision for 2000 includes an estimated $1.5 million resulting from the sale of the VirSim product line on August 2, 2000. Quarterly tax provisions are based on the estimated effective tax rates for the respective fiscal year.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

We have a Credit Facility with a commercial bank, which includes a Term Loan and a Line of Credit. The Term Loan had $6.6 million outstanding as of September 29, 2001. Borrowings under the Credit Facility are secured by substantially all of our assets. The Credit Facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profitability and deferred revenue, and minimum working capital and debt service coverage ratios.

For the fiscal quarter ended June 30, 2001, we did not meet certain financial covenants under our Credit Facility. The Company and the lender have amended the Credit Facility to revise certain of the covenants and provide a waiver for past violations. See Exhibit 10.6. Under this amendment, the Term Loan portion of the Credit Facility remains in place with the original repayment schedule and the Line of Credit portion of the Credit Facility has been reduced from $6.0 million to approximately $0.4 million and may be used only to cover existing letters of credit issued by the lender at our request. Innoveda is currently in negotiations with a commercial lender to replace the Credit Facility.

Interest rates on the Line of Credit and the Term Loan are determined, at the option of the Company, for varying periods. The Company may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on the Company's leverage financial ratio, as defined, in the Credit Facility. The interest rates on the Line of Credit at September 29, 2001 and December 30, 2000 were 6% and 10%, respectively. The interest rates on the Term Loan at September 29, 2001 and December 30, 2000 were 5.6% and 9.2%, respectively. Payments of principal outstanding under either the Line of Credit or the Term Loan may be made at any time and must be repaid in full by September 30, 2003. A payment of $0.9 million is due in the fourth quarter of fiscal 2001. Successive payments of $1.0 million are due each quarter through September 2002, and $1.4 million and $0.4 million are due in the first and second quarters of fiscal 2003, respectively.

For the nine months ended September 29, 2001, net cash used in operating activities was approximately $7.6 million primarily due to net operating losses, net of non-cash items including amortization, impairment of intangible assets, portions of the restructuring charge, deferred revenue and deferred taxes. Net cash used in investing activities for the nine months ended September 29, 2001 was approximately $2.8 million, primarily due to the purchase of property and equipment. Net cash used in financing activities was approximately $2.6 million for the nine months ended September 29, 2001, primarily due to the repayment of principal on debt and the repurchase of our common stock, partially offset by proceeds from exercises of employee stock options.

We consider all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At September 29, 2001 and September 30, 2000, substantially all cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. Pursuant to the Company's investment policy, all debt instruments must have quality ratings no lower than an A rating.

On October 19, 2000, our board of directors authorized the repurchase of up to 2 million shares of common stock during the period ending October 31, 2001. The repurchased shares will be held as treasury shares and used in company stock option plans, employee stock purchase plans and for general corporate purposes. As of October 31, there were 550,606 shares of common stock purchased at an aggregate cost of $1.7 million under the stock re-purchase program.

We believe that our current cash and cash equivalents, combined with cash expected to be generated from operations, will satisfy anticipated working capital and other cash requirements for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by the Company effective January 1, 2002.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that an entity account for business combinations using the purchase method and eliminates the pooling method. In addition, SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. SFAS No.142 requires that goodwill no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations initiated after June 30, 2001.

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

INNOVEDA HAS SUBSTANTIAL TERM DEBT, AND ITS CREDIT LINE HAS BEEN SUBSTANTIALLY REDUCED, AND INNOVEDA MAY NOT BE ABLE TO REPLACE ITS CREDIT LINE OR TERM DEBT.

For the fiscal quarter ended June 30, 2001, Innoveda did not meet certain financial covenants under its Credit Facility (see Management's Discussion and Analysis of Financial Condition and Results of Operations). Innoveda and its lender have amended the Credit Facility to revise certain of the covenants and provide a waiver for past violations. See Exhibit 10.6. Under this amendment, the Term Loan portion of the Credit Facility remains in place with the original repayment schedule. However, the Line of Credit portion of the Credit Facility has been reduced from approximately $6.0 million to approximately $0.4 million and may be used only to cover existing letters of credit issued by the lender at the request of the Company. Innoveda is currently in negotiations with a commercial lender to replace the Credit Facility but there can be no guaranty that Innoveda will be able to secure a replacement for the Credit Facility.

COVENANTS AND RESTRICTIONS INCLUDED IN INNOVEDA'S CREDIT FACILITY LIMIT MANAGEMENT'S FLEXIBILITY TO ADJUST INNOVEDA'S BUSINESS AND STRATEGIES TO CURRENT MARKET AND ECONOMIC CONDITIONS.

As of September 29, 2001, Innoveda had borrowings of approximately $6.6 million under its Credit Facility. Borrowings under the Credit Facility are secured by substantially all of Innoveda's assets. The Credit Facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profitability and deferred revenue, and minimum working capital and debt service coverage ratios. To avoid default under this Credit Facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Collectively, these limitations and covenants substantially restrict the flexibility of Innoveda's management in quickly adjusting its financial and operational strategies to react to changing economic and business conditions and may compromise Innoveda's ability to react to the rapidly evolving environment of the electronic design automation industry.


INNOVEDA HAS A LIMITED AMOUNT OF CASH AND UNEXPECTED SHORTFALLS IN CASH FLOW COULD RESTRICT THE COMPANY'S OPERATING ABILITY

As of September 29, 2001, Innoveda had approximately $7.6 million in cash and cash equivalents. While Innoveda expects that its current cash and cash equivalents, combined with cash expected to be generated from operations, will be sufficient to fund its operations for at least the next 12 months, if Innoveda does not meet its financial projections it may not have sufficient cash to fund its operations. Innoveda is currently in negotiations with a commercial lender to obtain a line of credit, but there can be no assurance that Innoveda will be able to do so.

IF INNOVEDA CANNOT SUCCESSFULLY INTEGRATE THE ACQUISITION BY INNOVEDA OF PADS, THE ANTICIPATED ADVANTAGES OF THE BUSINESS COMBINATION BETWEEN INNOVEDA AND PADS MAY NOT BE REALIZED, IN FULL, IF AT ALL.

Innoveda acquired PADS Software, Inc. in September 2000. The integration of Innoveda and PADS requires the dedication of Innoveda management resources. This may distract management's attention from the management of the day-to-day business of Innoveda. Employee uncertainty and lack of focus during integration may also disrupt the business of Innoveda. Retention of key employees by Innoveda has been, and will remain, critical to ensure continued advancement, development and support of Innoveda's technologies and ongoing sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. The inability to successfully integrate Innoveda and PADS and to retain key technical, sales or marketing personnel would adversely affect the combined company's business.

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

IF INNOVEDA FAILS TO EXPAND AND TRAIN ITS SALES AND MARKETING ORGANIZATIONS, ITS BUSINESS MAY SUFFER.

Innoveda's success will depend on its ability to build its sales and marketing organizations. Innoveda's future success will depend in part on its ability to hire, train and retain qualified sales and marketing personnel and the ability of these new persons to rapidly and effectively transition into their new positions. Competition for qualified sales and marketing personnel is intense, and Innoveda may not be able to hire, train and retain the number of sales and marketing personnel needed, which would have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Innoveda is exposed to interest rate risk primarily through its credit facility. Innoveda has a credit facility with a commercial bank consisting of a $0.4 million revolving line of credit ("Line of Credit") and a $6.6 million term loan as of September 29, 2001 (the "Term Loan") (together, the "Credit Facility"). Interest terms on the Line of Credit and the Term Loan are determined, at the option of Innoveda, for varying periods. Innoveda may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on Innoveda's leverage financial ratio, as defined, in the Credit Facility. The interest rates on the Line of Credit and the Term Loan at September 29, 2001 was 6.0% and 5.6%, respectively.

Payments of principal outstanding under either the Line of Credit or the Term Loan may be made at any time and must be repaid in full by September 30, 2003.

As required under the Credit Facility, Innoveda entered into a no fee interest rate-swap agreement with a bank to reduce the impact of changes in interest rates on its floating rate Credit Facility. This agreement effectively converts a portion of the floating-rate obligation into a fixed-rate obligation of 7.4% for a period of 60 months, expiring on March 31, 2003. The notional principal amount of the interest rate-swap agreement was $6.6 million as of September 29, 2001. The interest rate-swap agreement exposes Innoveda to losses in the event Innoveda repays its Term Loan that is different than currently scheduled. Open interest rate contracts are reviewed regularly by Innoveda to evaluate their effectiveness as hedges of interest rate exposure. Management of Innoveda believes that the rate-swap agreement approximates fair value.

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

Innoveda considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At September 29, 2001 and December 30, 2000, substantially all of the Company's cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. Pursuant to the Company's investment policy, all debt instruments must have quality ratings no lower than A rating.

FOREIGN CURRENCY EXCHANGE RATE RISK

Innoveda is also exposed to the impact of foreign currency fluctuations. Since Innoveda translates foreign currencies into U.S. dollars for reporting purposes, weakened currencies in its subsidiaries have a negative, though immaterial, impact on its results. Innoveda also believes that the exposure to currency exchange fluctuation risk is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. Innoveda entered into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies during the nine months ended September 29, 2001. Realized and unrealized gains and losses on foreign exchange contracts for the nine months ended September 29, 2001 were insignificant. There were no outstanding foreign exchange contracts as of September 29, 2001.

ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.  DESCRIPTION

10.1 Amendment dated September 25, 2001 to Secured Promissory Note by Paula Cassidy and John Cassidy in favor of Viewlogic dated August 11, 1999.

10.2 Amendment dated September 25, 2001 to Secured Promissory Note by William J. Herman in favor of Viewlogic dated August 11, 1999.

10.3 Amendment dated September 25, 2001 to Secured Promissory Note by Peter T. Johnson and Andrea R. Johnson in favor of Viewlogic dated August 11, 1999.

10.4 Amendment dated September 25, 2001 to Secured Promissory Note by Richard G. Lucier in favor of Viewlogic dated August 12, 1999.

10.5 Amendment dated September 25, 2001 to Secured Promissory Note by Kevin P. O'Brien in favor of Viewlogic dated August 11, 1999.

10.6 Second Amendment and Waiver effective September 29, 2001 by and Between Innoveda, Inc. and Fleet National Bank.

(b)      REPORTS ON FORM 8-K

The Company did not file any current reports on Form 8-K during the fiscal quarter ended September 29, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INNOVEDA, INC.
                                 By: /s/ Kevin P. O'Brien
                                     ------------------------------------------
                                     Kevin P. O'Brien
                                     Vice President, Finance and Chief
                                     Financial Officer (Principal Financial
                                     Officer and Chief Accounting Officer)



Date:  November 13, 2001

EXHIBIT INDEX

  EXHIBIT NO.  DESCRIPTION

  10.1 Amendment dated September 25, 2001 to Secured Promissory Note by Paula Cassidy and John Cassidy in favor of Viewlogic dated August 11, 1999.

  10.2 Amendment dated September 25, 2001 to secured Promissory Note by William J. Herman in favor of Viewlogic dated August 11, 1999.

  10.3 Amendment dated September 25, 2001 to Secured Promissory Note by Peter T. Johnson and Andrea R. Johnson in favor of Viewlogic dated August 11, 1999.

  10.4 Amendment dated September 25, 2001 to Secured Promissory Note by Richard G. Lucier in favor of Viewlogic dated August 12, 1999.

  10.5 Amendment dated September 25, 2001 to secured Promissory Note by Kevin P. O'Brien in favor of Viewlogic dated August 11, 1999.

  10.6 Second Amendment and Waiver effective September 29, 2001 by and between Innoveda, Inc. and Fleet National Bank.