Form 10-K
period 2001-12-29
INNOVEDA INC
filed 2002-03-29
CIK 925072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                   -----------
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to__________

                        COMMISSION FILE NUMBER: 000-20923

                                 INNOVEDA, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                      93-1137888
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Organization)

            293 BOSTON POST ROAD WEST, MARLBORO, MASSACHUSETTS 01752 (Address, including zip code, of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing per share sale price of the Common Stock on February 28, 2002 as reported on the Nasdaq National Market ($2.35), was approximately $46,977,560. Shares of Common Stock held by each named executive officer and director and by each entity known to the Registrant to beneficially own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, Registrant had outstanding 39,874,760 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on May 31, 2002 (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2001, are incorporated by reference into
Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2002 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

                             INNOVEDA, INC FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             NUMBER
PART I

Item 1.    Business                                                                            4
Item 2.    Properties                                                                         12
Item 3.    Legal Proceedings                                                                  12
Item 4.    Submission of Matters to a Vote of Security Holders                                13
Executive Officers of the Registrant                                                          13

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters              15
Item 6.    Selected Financial Data                                                            16
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results  of Operations                                                             17
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                         41
Item 8.    Financial Statements and Supplementary Data                                        43
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                               44

PART III

Item 10.   Directors and Executive Officers of the Registrant                                 44
Item 11.   Executive Compensation                                                             44
Item 12.   Security Ownership of Certain Beneficial Owners and Management                     44
Item 13.   Certain Relationships and Related Transactions                                     44

PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K                  44
Signatures                                                                                    46

                 IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, the availability of financial resources, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", "plans", "preliminary" and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, reorganizations, restructurings, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including in particular, the risks discussed below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors that Could Affect Operating Results and Market Price of Stock". Unless required by law, the Registrant undertakes no obligation to update any forward-looking statements it may make.

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

On March 23, 2000, the Company completed the business combination of Viewlogic Systems, Inc. and Summit Design, Inc. and was renamed Innoveda, Inc. At the effective time of the merger, the former holders of Viewlogic's capital stock held approximately 51% of the shares of the Company's Common Stock and thus, for accounting and tax purposes, Viewlogic is considered to be the acquirer in that transaction. On September 22, 2000, the Company completed its acquisition of PADS Software, Inc.

INNOVEDA'S BUSINESS

Innoveda is a leading provider of electronic design automation (EDA) software and services for major markets, with a focus on critical-path solutions for developers of electronic systems. Electronic systems are a combination of multiple integrated circuits and other electronic components, often merged with software to create an electronic end-product. Innoveda's products address the needs of several of the largest electronics design markets, including consumer electronics, computers, telecommunications, automotive and aerospace. Innoveda's computer-aided design (CAD) solutions for electronics engineers help customers around the world accelerate the design and development of their electronic end-products. These end-products span a wide range and include such things as cellular telephones, personal organizers, network equipment, personal computers and laptop computers, consumer electronics, routers, satellites, wireless products, automobiles and aircraft. Innoveda markets and supports its software and services worldwide through direct and indirect distribution channels.

INDUSTRY BACKGROUND

Electronic design automation software automates the design of electronic products and their related components and systems. Its objective is to reduce time-to-market and the costs associated with product design, analysis, testing and optimization; and enable development of more high-speed, highly complex product designs that can be manufactured reliably.

This software has played a critical role in accelerating the dramatic advances in the electronics industry during the past two decades. For most of this period, the need for more advanced electronic design automation tools has been driven by a rapid increase in complexity and speed of integrated circuits, or chips, which are found in virtually all electronic products. An integrated circuit, or chip, is an electrical device consisting of various components, connections and switches that can be designed to perform a specific function. Integrated circuits have increased in complexity and speed; at the same time, there is a serious shortage of engineers skilled in the design and testing of these more complex chips. Development cycles lengthen as chips become more complex. As a result, more engineering hours are required to design many of today's more complex chips, leading to either longer development schedules or the need for larger design teams. In addition, competitive pressures shorten the life cycles of the electronic products that incorporate chips.

Innoveda believes the combination of chip design complexity, shrinking market windows, and time-to-market pressures will cause electronic product manufacturers to move towards differentiating their products at the system level
- a design abstraction that involves the design of the entire electronic system or subsystem - rather than at the chip level.

System-level design is based on the cooperative design of both hardware and software for the completed electronic product. More and more electronic products now include software as a major component. Therefore, system-level design involves managing tradeoffs among system performance and features, system memory requirements, processor selection, chip area and cost, product cost, system power and battery life, effects of cables and connectors, system programmability, and the project schedule.

During the system-level design stage of a project, decisions usually are made about adopting new design partners, methodologies, policies and automation tools. These decisions include choices regarding software development tools, strategies needed for the co-design and testing of hardware and software components, chip vendors, and electronic design automation tools and processes. In addition, refinements to the processes and tools that help large design teams work together efficiently also emerge during this phase of development.

Chip design has shifted away from highly customized but inflexible application-specific integrated circuits to more flexible, application-specific standard parts and multi-purpose processing chips. These integrated circuit choices help to provide greater flexibility and faster time to market. They also present new design automation challenges, including designing and testing systems that contain significant embedded software programs. Fast-switching signals in which an electrical signal changes voltage beyond a predetermined amount are required to achieve the very fast processor speeds we now take for granted. These fast signals can cause electrical signals to radiate from the chip or printed circuit board on which the chips are placed, and cause unintentional negative effects on other signals on the chip or printed circuit board, including potential system failure. If analysis and testing are not performed before the system is manufactured, these problems can affect the quality of the final system in which the chips are embedded. This situation has created the need for sophisticated software tools to design and test the wires on the chip and those that connect the chips and other components within electronic products.

These emerging design challenges driven by faster, more complex chips create many new problems for the manufacturers of electronic products, and many new opportunities for companies that provide technology for the design of electronic products.

INNOVEDA STRATEGY

Innoveda's strategy is threefold:
     - To create and deliver solutions in key system design market segments, including printed circuit board (PCB) design, system-level design
         (SLD), and electromechanical design (EM);
     - To provide point tools representing the greatest leverage in each segment; and
     - To help customers achieve product differentiation, problem discovery and detection earlier in the design cycle.

INNOVEDA PRODUCTS

Innoveda's products enable electrical engineers to design state-of-the-art electronic products and their components and systems more efficiently, reduce development costs and shorten the time needed to get products to market. These products are focused on PCB design, system-level design, and electromechanical design.

PCB DESIGN

     Innoveda offers a complete design solution for the design and verification of high-speed printed circuit boards (PCBs). Offerings cover the design, analysis, layout, routing (the placement and connection of components on a PCB) and verification of printed circuit boards and programmable components used with printed circuit boards. Collaborative design is enabled by Internet-savvy tools for design data management, component information management, component library development and maintenance, the re-use of designs, and enterprise integration.

     Within the printed circuit board market, Innoveda focuses on three key areas: signal integrity/EMI (electromagnetic interference) analysis; high-speed PCB design; and enterprise integration. It offers the following solutions in these areas:

     SIGNAL INTEGRITY/EMI ANALYSIS SOLUTIONS
     XTK. Post-route investigation and analysis of signal integrity, delay and crosstalk issues in complex PCBs, multi chip modules (MCMs), and other systems.

     QUIET. Simulation and analysis of EMI radiation from complex PCB/MCM structures and systems with enclosure and cables.

     QUIET EXPERT. Assessment of EMC (electromagnetic compatibility)/EMI problems in complex PCBs; can incorporate proprietary design rule checks.

     HYPERLYNX. Signal integrity analysis of high-speed boards.

     BLAST. Advanced static timing verification for PCB designs; analysis for manufacturing tolerances; pinpoints location of timing violations.

     HIGH-SPEED PCB DESIGN SOLUTIONS
     DXDESIGNER HSD. Design definition with high-speed PCB planning and simulation (including constraint management, pre-placement prototyping, and topology exploration); includes tools for library and data management, design reuse, component selection from corporate databases, and schematic documentation and Web-based schematic viewing. DxDesigner HSD also is available with logic simulators and mixed-signal co-simulation. Modules also are available individually under a variety of product names including DxDataBook, DxVariantManager and ePlanner.

     POWERPCB. Automatic and interactive routing and OLE (object linking and embedding) automation functionality for the design of high-speed printed circuit boards. Includes fabrication analysis tools.

     BLAZEROUTER. Routing algorithms for multi-layer, high-density PCBs and advanced packages.

     XTK. See "Signal Integrity/EMI Analysis Solutions".

     ENTERPRISE INTEGRATION SOLUTIONS
     DXENTERPRISE. Links the engineering world with purchasing and manufacturing through integration with enterprise solutions from Agile Software and MatrixOne.

     DXPARTS. Web-based component search tool that provides automatic symbol generation, details on life-cycle status, alternative part sourcing and detailed specifications for over 14 million parts.

     DXLIBRARYSTUDIO. A graphical environment for managing component and design reuse data; open architecture accommodates third-party tool integration.

     DXPDF. Distributes schematics and designs (including hierarchy) via intelligent PDF files for easy viewing.

SYSTEM-LEVEL DESIGN

     Innoveda's system-level design (SLD) offerings help engineers design and analyze systems consisting of complex integrated circuits with embedded software. These solutions enable customers to design their software and hardware simultaneously, and verify that the product will work, well before they prototype it. Innoveda's solutions cover the specification, design and verification of complex field programmable gate arrays (FPGAs), system-on-chip and multiple-board systems.

     Innoveda offers the following system level design products:

     VISUAL ELITE. An HDL (hardware description language) and system-level design solution for high-level graphical and textual design, verification and reuse. It provides virtual prototyping and system architect performance analysis, and supports C/C++, VHDL and Verilog (the most common design languages used by hardware engineers) language modeling with a state-of-the-art graphical user interface (GUI) and multi-language textual and graphical editors.

     VISUAL IP. Encrypts, packages and distributes confidential design simulation models to selected users, for reuse of this intellectual property in subsequent versions or other designs.

     HDL SCORE. Verifies quantitatively how well one or more tests have exercised an entire design model or selected portions of the design.

     E-SIM. A Native Software Simulation (NSS) environment for embedded software development and testing.

     V-CPU. A co-verification tool that allows the system designer to execute software code by running it on a simulated model of a chip or system.

ELECTROMECHANICAL DESIGN

     Innoveda's electromechanical (EM) product family, called TransDesign, focuses on the design and verification of wire harnesses for electronic systems. It helps companies involved in transportation - automotive, aerospace, shipping and rail - differentiate their products electronically. TransDesign is intended to reduce costs, shorten development time and accelerate time to market.

     TRANSDESIGN technology includes:

     TRANSCABLE. An intelligent schematic capture system for wire harness and cable design.

     TRANSDATABOOK. A parts library browser system.

     TRANSLAYOUT. A topological system design environment for wire synthesis and routing.

     TRANSOVM. A complexity management system that captures and integrates options and variants into the design process.

     TRANSHARNESS. Technology for capturing harness-manufacturing diagrams. Diagrams can be automatically generated from TransLayout.

     TRANSACT. An automated physical schematic generator based on TransCable and TransLayout designs.

     UNIFIED BILL OF MATERIALS (UBOM). A single repository for electrical and mechanical data, supported by a commercial database (Oracle).

INNOVEDA CUSTOMERS

Users of Innoveda's products range from small companies to some of the world's largest manufacturing organizations. Industries represented include computers, consumer electronics, semiconductors, telecommunications, military/defense, automotive and aerospace, industrial, medical equipment and universities. In 2001, 2000 and 1999, no single customer accounted for more than 10% of total revenue.

INNOVEDA BACKLOG AND SEASONALITY

Innoveda generally ships its products within 30 days after acceptance of a customer order. Accordingly, Innoveda does not believe that its backlog at any particular point in time is indicative of future sales levels.

Historically, the Company has observed a seasonal pattern in the EDA market which reflects that the fourth quarter of the calendar year normally has the highest amount of customer spending while the first quarter has the lowest. Therefore the Company expects its revenue in a typical year will be lowest in the first quarter and highest in the fourth quarter.

INNOVEDA SALES

Innoveda has developed multiple distribution channels, including a direct sales organization, telesales, independent distributors and value-added resellers.

DIRECT SALES ORGANIZATION. Innoveda markets its products in North America, Europe and China primarily through a direct sales organization, which consisted of 104 salespersons and application engineers as of February 28, 2002. Innoveda currently has 22 sales offices located throughout North America, Europe and China.

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

TELESALES. The telesales channel consists of telesales representatives covering assigned geographic territories in North America and Europe. These representatives are an inside counterpart to the field, focusing on upgrading and servicing the installed customer base, selling to smaller accounts and selling renewal maintenance. Approximately 45% of expected compensation for a telesales representative is based on sales performance.

DISTRIBUTORS. Innoveda appoints independent distributors to market its products to customers not served by Innoveda's direct sales organization. Innoveda uses distributors as its principal distribution channel in much of Asia, and currently has distributors covering Japan, Israel, Taiwan, Korea, Australia, Singapore, China and India. Distributors are also appointed in Europe to supplement Innoveda's direct sales efforts by focusing on customers not served by direct sales teams.

VALUE-ADDED RESELLER. Innoveda has established a broad-based value added reseller distribution network. This group primarily focuses on selling Innoveda's software tools to the small and medium size accounts in North America.

INNOVEDA MARKETING

Innoveda's marketing organization performs the product marketing, technical marketing, corporate communications and strategic marketing functions. As of February 28, 2002, the group consisted of 28 marketing professionals. The marketing organization develops strategy and identifies target markets; keeps abreast of customer design methodologies; identifies customer requirements and new product opportunities; establishes product vision and direction for both existing products and new products; provides the sales channel with training, competitive analyses, pricing, packaging, collateral materials, demonstrations and reference accounts; and provides marketing communications support for branding and lead generation through press relations, advertising, direct mail, promotions, trade shows, seminars and web sites.

INNOVEDA COMPETITION

The electronic design automation industry is highly competitive and Innoveda expects competition to increase as other electronic design automation companies continue to introduce new software tools used to design electronic products. Innoveda competes with Cadence Design Systems, Mentor Graphics, Zuken K.K., Altium, Inc., Intercept Technology, DDE, USA., and a number of other firms. Certain of these companies have significantly greater financial, technical, sales and marketing resources and larger installed customer bases than Innoveda. They also have established relationships with many customers, which can increase the complexity, difficulty and time required to compete for business from these customers. Some of Innoveda's current and future competitors offer or might offer a more complete range of electronic design automation products and might distribute products that directly compete with Innoveda's products.

Innoveda also competes with manufacturers of electronic devices that have developed or have the capability to internally develop their own electronic design automation products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Innoveda because they wish to promote their own internal design departments. In the electronics design automation industry, Innoveda competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronics design automation industry.

Innoveda's competitors offer or might offer products with functionality sought by Innoveda's prospective customers and which differs from that offered by Innoveda. In addition, some competitors might achieve a marketing advantage by establishing formal alliances with other electronic design automation vendors and chip manufacturers. Significant consolidation in recent years, and the acquisition of one of Innoveda's competitors by a larger, more established electronic design automation vendor could create a more significant competitor.

Innoveda competes on the basis of various factors including product capabilities, product performance and capacity, price, support of industry standards; ease of use; distribution channel alignment with customers; and customer technical support and service. Innoveda believes it competes favorably overall with respect to these factors.

INNOVEDA PRODUCT DEVELOPMENT

Innoveda's product development efforts are focused on integrating products acquired in recent acquisitions and enhancing and broadening Innoveda's current line of products, including the development of new products and the release of improved versions of existing products on a regular basis. As of February 28, 2002, Innoveda's product development and customer support staff consisted of 159 persons. Innoveda's product development staff receives support from both Innoveda's consulting services personnel and its product marketing organization to enable it to develop products that satisfy market requirements.

Innoveda has product development facilities in Marlboro, Massachusetts; Camarillo, California; Redmond, Washington; Herzlia, Israel; and Oulu, Finland. Innoveda also contracts for certain development work that is conducted in Moscow, Russia.

Innoveda maintains cooperative relationships with most major hardware vendors on which Innoveda's products operate, as well as with new hardware vendors who want Innoveda to modify its products for operation on their computer systems. Innoveda believes that these relationships allow it to design products that respond to emerging trends in computing, graphics and networking technologies.

During the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, Innoveda's research and development expenses were approximately $26.7 million, $22.6 million and $11.3 million, respectively. Innoveda believes that it must continue to commit substantial resources to enhance and extend its product line to remain competitive. Innoveda intends to continue to devote substantial resources to its internally-funded product development and, if appropriate, to enter into development agreements with third parties.

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

ON-SITE, WEB AND HOTLINE SUPPORT. Support is available to Innoveda's software users on both a pre- and post-sale basis. The majority of Innoveda's customers requiring support contact Innoveda through Innoveda's toll-free hotlines, which allow users access to engineers who are knowledgeable in the use of the product. Support is available from 8:30 a.m. to 8:00 p.m., Eastern Time, Monday through Friday, excluding holidays. In addition to the hotline, questions or suggestions can be submitted by fax, an electronic bulletin board or the Internet network mail system. Innoveda also offers a free web-based streaming video service called TecTips, that is available 24 hours per day and 7 days per week and that answers the most commonly asked customer questions and shows customers how to solve technical problems and use the Company's tools effectively.

In addition, post-sales product application support is provided to customers through a series of automated support channels, including:

     - a quarterly technical support newsletter providing answers to common questions;

     - an electronic bulletin board system (a web-based support system) providing a forum for exchanging data and ideas; and

     - a fax-on-demand system enabling customers to retrieve faxes of technical application notes.

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

CUSTOMER TRAINING. Innoveda offers a variety of training programs for users ranging from introductory, broad-based courses to advanced and specialized courses. Training is offered at Innoveda's facilities in Marlboro, Massachusetts; San Jose, California; Reading, England; Paris, France; Munich, Germany; and Tokyo, Japan. On-site training is also available.

INNOVEDA CONSULTING SERVICES. The Innoveda Consulting Services Group is a global consulting organization staffed by experts in electronic design. The goal of the Innoveda Consulting Services Group is to meet the diverse and demanding needs of customers designing today's complex systems. The Innoveda Consulting Services Group provides a complete line of consulting services including training, product jumpstart programs and product design methodology assessment. Other specialized services include systems integration, design database translation and custom library development.

INNOVEDA PROPRIETARY RIGHTS

Innoveda relies on a combination of contracts, patents, copyright and trade secret laws to establish and protect proprietary rights in its technology. Innoveda generally licenses and distributes its products under agreements providing for non-exclusive licenses. Generally, the licensed software may be used solely for internal operations on designated computers or networks. The source code of Innoveda's products is protected both as a trade secret and as an unpublished copyrighted work and is not generally made available to third parties. Despite these precautions, third parties may unlawfully copy or otherwise obtain and use Innoveda's products or technology.

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

INNOVEDA EMPLOYEES

As of February 28, 2002 Innoveda had 395 employees, including 132 in marketing and sales, 128 in product research and development, 61 in customer support, consulting and training, 21 in manufacturing and sales administration and 53 in general and administrative activities. None of Innoveda's employees is represented by a labor union or is subject to a collective bargaining agreement. Innoveda has never experienced a work stoppage and believes that its employee relations are excellent.

ITEM 2. PROPERTIES

Innoveda occupies 101,585 square feet of space at its headquarters in Marlboro, Massachusetts under a lease expiring in October 2002, subject to Innoveda's right to extend the lease for up to six additional years. Innoveda also leases 14,397 square feet of office space in Herzlia, Israel, 16,965 square feet of office space in San Jose, California, 13,450 square feet of office space in Camarillo, California, 15,934 square feet of office space in Europe and additional space in small sales and support offices in locations in North America, Europe and Asia.

ITEM 3. LEGAL PROCEEDINGS

Innoveda is not currently subject to any material legal proceedings. From time to time, Innoveda is subject to various legal proceedings incidental to the conduct of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 29, 2001, there were no matters submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and their respective ages and positions with the Company as of February 28, 2002, are as follows:

      NAME                 AGE                   POSITION
----------------------     ---      --------------------------------------------------
William J. Herman          42       Chairman of the Board and Chief Executive Officer
Richard G. Lucier          42       President and Chief Operating Officer
George M. ("Ken") Bado     47       Executive Vice President
Paula J. Cassidy           33       Vice President, Human Resources
Peter T. Johnson           54       Vice President, Business Development and Chief
                                    Legal Officer, Secretary
Guy Moshe                  44       Senior Vice President and General Manager - Israel
Kevin P. O'Brien           45       Vice President, Finance, Administration, Chief
                                    Financial Officer and Treasurer

WILLIAM J. HERMAN has served as the Company's Chief Executive Officer and as Chairman of the Board since March 2000 and served as President of the Company from March 2000 to February 2002. From October 1998 to March 2000, Mr. Herman served as President and Chief Executive Officer and a director of Viewlogic Systems, Inc, an electronic design automation company ("Viewlogic"). From December 1997 to September 1998, Mr. Herman served as President of the Viewlogic Systems Group of Synopsys, Inc., an electronic design automation company. From 1995 to November 1997, Mr. Herman served in various senior management capacities, most recently as President and Chief Executive Officer, at Viewlogic Systems, Inc., an electronic design automation company distinct from Viewlogic (the "Prior Viewlogic"), that Mr. Herman co-founded in 1984.

RICHARD G. LUCIER has served as the Company's President since February 2002. Mr. Lucier has served as Executive Vice President and Chief Operating Officer since March 2000. Mr. Lucier served as the Executive Vice President and Chief Operating Officer of Viewlogic from October 1998 to March 2000 and served as a director of Viewlogic from October 1998 to December 1999. From December 1997 to September 1998, Mr. Lucier served as Senior Vice President of Engineering and Marketing of the Viewlogic Systems Group of Synopsys. From 1986 to November 1997, Mr. Lucier served in various capacities, most recently as Group Vice President of the Systems Group, at the Prior Viewlogic.

GEORGE M. ("KEN") BADO has served as the Company's Executive Vice President, responsible for worldwide sales and the consulting services group, since July 2001. From March 2000 to June 2001, Mr. Bado served as the Executive Vice President of Operations at Centric Software Incorporated, a software company. From 1988 to November 1999, Mr. Bado served in various senior management positions, most recently as Senior Vice President of World Trade, at Mentor Graphics Corporation, an electronic design automation software company.

PAULA J. CASSIDY has served as the Company's Vice President of Human Resources since March 2000. Ms. Cassidy served as the Vice President of Human Resources of Viewlogic from October 1998 to March 2000. From December 1997 to September 1998, Ms. Cassidy served as Vice President of Human Resources of the Viewlogic Systems Group of Synopsys. From 1989 to November 1997, Ms. Cassidy served in various capacities, most recently as Manager, Human Resources, at the Prior Viewlogic.

PETER T. JOHNSON has served as the Company's Vice President of Business Development, Chief Legal Officer and Secretary since March 2000. Mr. Johnson served as the Vice President of Business Development and Chief Legal Officer of Viewlogic from October 1998 to March 2000 and as Secretary of Viewlogic from May 1999 to March 2000. From May 1998 to October 1998, Mr. Johnson served as Vice President, Chief Legal Officer and Secretary of Avid Technology, Inc., a digital media software developer. From December 1997 to April 1998, Mr. Johnson served as Vice President and General Counsel of the Viewlogic Systems Group of Synopsys. From 1995 to November 1997, Mr. Johnson served as Vice President, General Counsel and Secretary of the Prior Viewlogic.

GUY MOSHE has served as the Company's Senior Vice President and General Manager
- Israel since March 2000. Mr. Moshe served as Chief Technology Officer and President of Summit Design (EDA), Ltd. from February 1999 to March 2000 and as Vice President, General Manager and Chief Operating Officer of the Design Solutions Division of the Company from September 1997 to March 2000. From 1996 to September 1997 Mr. Moshe served as General Manager of Summit Design (EDA) Ltd. Mr. Moshe served as the Vice President of Product Marketing of the Company from 1994 to 1996.

KEVIN P. O'BRIEN has served as the Company's Vice President, Finance, Administration, Chief Financial Officer and Treasurer since March 2000. Mr. O'Brien served as the Vice President, Finance and Chief Financial Officer of Viewlogic from October 1998 to March 2000 and as Secretary of Viewlogic from October 1998 to May 1999. From April 1998 to September 1998, Mr. O'Brien served as Vice President of Finance of the Viewlogic Systems Group of Synopsys. From September 1997 to March 1998, Mr. O'Brien served as an independent management consultant. From October 1995 to August 1997, Mr. O'Brien served as Chief Financial Officer at SmarTel Communications, Inc., a telecommunications company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market under the trading symbol "SMMT" on October 18, 1996. Prior to that date, there was no established trading market for the Common Stock. On March 24, 2000, in connection with the change of the Company's name from Summit Design, Inc. to Innoveda, Inc., the common stock began trading on the Nasdaq National Market under the symbol "INOV". The closing sale price for the Common Stock on the Nasdaq National Market as of the close of business on February 28, 2002 was $2.35 per share. As of February 28, 2002, the Company had approximately 229 stockholders of record. This number does not include stockholders who hold their sharers in "street name" or through broker or nominee accounts.

The following table sets forth the high and low sale prices per share of the Company's Common Stock for the periods indicated, as quoted on the Nasdaq National Market:

                                                                   HIGH                      LOW
FISCAL 2000
Quarter ended April 1, 2000                                      $ 9.38                   $ 3.44
Quarter ended July 1, 2000                                       $ 5.75                   $ 3.56
Quarter ended September 30, 2000                                 $ 4.81                   $ 3.53
Quarter ended December 30, 2000                                  $ 3.50                   $ 1.75

FISCAL 2001
Quarter ended March 31, 2001                                     $ 4.31                   $ 2.06
Quarter ended June 30, 2001                                      $ 3.98                   $ 2.38
Quarter ended September 29, 2001                                 $ 2.68                   $ 0.67
Quarter ended December 29, 2001                                  $ 2.00                   $ 0.65

FISCAL 2002
Quarter ended March 30, 2002                                     $ 2.75                   $ 1.80
(through February 28, 2002)

The Company did not pay any cash dividends on its Common Stock during the fiscal years ended December 29, 2001 and December 30, 2000. The Company intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Innoveda's loan agreement contains restrictions on Innoveda's ability to pay dividends without the consent of its lender.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors That Could Affect Operating Results and Market Price of Stock".

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein. The selected balance sheet financial data set forth below for the Company as of December 29, 2001 and December 30, 2000 and the selected statement of operations financial data for each of the three years in the period ended December 29, 2001 are derived from the audited financial statements included elsewhere herein. All other selected financial data set forth below for the Company is derived from the financial statements not included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED(1)
                                                 -----------------------------------------------------
                                                    2001     2000 (2)    1999      1998 (3)    1997 (3)
                                                 -----------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Total revenue                                    $  91,417  $  89,859  $  53,499  $  55,237  $  63,987
Restructuring and merger costs                       5,865      2,736          -          -      6,725
Impairment of intangible assets                     32,945          -          -          -          -
In-process research and development                      -      5,453          -          -          -
Total operating expenses                           147,315     98,896     51,317     43,385     65,983
Income (loss) from operations                      (55,898)    (9,037)     2,182     11,852     (1,996)
Net income (loss)                                  (42,637)   (11,168)       259      5,867     (1,199)
Net income (loss) per diluted share                  (1.09)     (0.40)      0.02       1.08
Number of shares used in computing diluted
  earnings (loss) per share                         39,224     28,252     15,586      5,434

CONSOLIDATED BALANCE SHEET DATA:

Working capital (deficit)                        $  (9,532) $   4,656  $  (7,959) $  (6,509) $ (14,719)
Total assets                                     $  72,292  $ 142,624  $  31,445  $  24,892  $  25,377
Long term debt, less current portion             $   1,750  $   6,000  $  14,379  $  15,873  $     130
Redeemable convertible preferred stock           $       -  $       -  $  32,000  $  32,000  $       -
Stockholders' equity (deficit)                   $  12,391  $  54,600  $ (45,399) $ (47,845) $  (5,629)

   (1) Innoveda was created by the business combination of Summit Design, Inc. and Viewlogic Systems, Inc., which was consummated on March 23, 2000. The business combination was accounted for as a reverse acquisition as former shareholders of Viewlogic owned a majority of the outstanding capital stock of Summit Design subsequent to the business combination. Therefore, for accounting purposes, Viewlogic is deemed to have acquired Summit Design. All pre-merger financial information presented represents the financial results for Viewlogic.

   (2) Financial information for the fiscal year ended December 30, 2000, includes the results of Summit Design, Inc. from March 24, 2000 and PADS Software, Inc. from September 22, 2000.

   (3) Financial information for 1997 and 1998 represent revenue and expenses derived from the historical financial statements of an entity of which the Viewlogic business was previously a part.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER THE HEADING "ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK" COMMENCING ON PAGE 41, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. SEE "IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS".

OVERVIEW

Innoveda,Inc., a Delaware corporation, was created by the business combination of Summit Design, Inc. and Viewlogic Systems, Inc., which was consummated on March 23, 2000. The merger of Summit Design with Viewlogic was accounted for as a reverse acquisition as former stockholders of Viewlogic owned a majority of the outstanding stock of Summit subsequent to the business combination. For accounting purposes, Viewlogic is deemed to have acquired Summit Design. On September 22, 2000, the Company completed its acquisition of PADS Software, Inc. Accordingly, all fiscal 1999 financial information presented herein, with the exception of pro forma results, represents only the financial results for Viewlogic. The fiscal 2000 financial information presented in the consolidated statements of operations, and the consolidated statements of cash flows represents the results for Viewlogic for the periods stated and includes the financial results for Summit commencing March 24, 2000, and the financial results for PADS commencing September 23, 2000.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, employee benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies that we believe are most critical to our business operations and are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Our critical accounting policies are as follows:

     -   Revenue recognition

     -   Allowance for doubtful accounts

     -   Valuation of long-lived assets

     -   Accounting for income taxes

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements"

Software revenue is recognized upon the shipment of the product provided that persuasive evidence of an arrangement exists, the arrangement fee is fixed and determinable and collection is probable. For arrangements involving multiple elements, the arrangement fee is allocated to each element based on vendor-specific objective evidence ("VSOE") of the fair value of the various elements. VSOE of fair value is determined based on the prices at which the elements are sold separately. If VSOE of fair value exists for all undelivered elements but not for the delivered element, the portion of the arrangement fee allocated to the delivered element is determined using the residual method. If VSOE of fair value does not exist for all of the undelivered elements, the arrangement fee is recognized ratably over the term of the arrangement. In determining VSOE, management considers several factors which include product and service price lists, historical transactions with similar terms and conditions, and interpretation of contracts and agreements. If any of these factors were to be misinterpreted, the result could be an error in determining which period revenue should be recognized.

For term licenses of one year or less, which include post contract customer support, revenue is recognized ratably over the term of the agreement, unless the only support provided is telephone support, in which case the entire arrangement fee is recognized at the beginning of the term.

Revenue from maintenance and support contracts is deferred and recognized ratably over the term of the service period. Revenue from training and consulting is recognized as the related services are provided.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which reflects our estimate of the amounts owed by customers that customers will be unable to pay. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of customer credit when deemed necessary. The Company bases its decision to extend credit to customers on a variety of factors including ratings from a credit reporting bureau, bank and financial statements provided by customers, and historical payment history of existing customers.

However, if the financial condition of our customers deteriorates and they are not able to make payments in excess of our estimates of our allowance, then we may need to increase our allowance for doubtful accounts which would adversely impact our ability to collect cash, which could adversely impact operations. We believe that the current estimate of the allowance for doubtful accounts recorded as of December 29, 2001, adequately covers any potential credit risks.

VALUATION OF LONG-LIVED ASSETS

The Company reviews its long-lived assets, including goodwill, purchased technology and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors we consider important which could trigger an impairment review include, but are not limited to the following:

     - significant underperformance relative to expected historical or projected future operating results;

     - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     -   significant negative industry or economic trends;

     -   significant decline in our stock price for a sustained period; and

     -   our market capitalization relative to net book value.

If an impairment review is indicated, the review includes an analysis of the estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on discounted cash flows. In fiscal 2001, we recognized an impairment charge of $32.9 million as a result of the application of this accounting policy.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS No.142 requires that goodwill no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business.

The Company is currently evaluating the impact of these statements and they will be adopted effective fiscal 2002.

If the Company were to incorrectly estimate the carrying value and estimated useful life of its long-lived assets, it may incur an additional impairment charge that would impact net income.

ACCOUNTING FOR INCOME TAXES

The Company prepares estimates of income taxes in each of the jurisdictions in which the Company operates when preparing its consolidated financial statements. This includes estimating current tax exposure together with a review and assessment of temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of operations for the period reported.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

RESULTS OF OPERATIONS

The results of operations for the year ended December 31, 1997 represent the results of the printed circuit board and complete system design tools business derived from the historical financial statements of Viewlogic Systems, Inc., a larger EDA company that was acquired by Synopsys, Inc. in 1997 (the "Prior Viewlogic") and exclude the integrated circuit design tools business of the Prior Viewlogic. During 1997, the Prior Viewlogic established separate departments to capture product development, technical support and product marketing expenses of both the printed circuit board and complete system design tools business and the integrated circuit design tools business. The printed circuit board and complete systems business was purchased from Synopsys, Inc. in 1998 and is now part of Innoveda. In addition, the Prior Viewlogic segregated its revenue and product costs and created income statements for each business. Prior to December 4, 1997, the Prior Viewlogic centralized many administrative, marketing and other services. In addition, the Prior Viewlogic distributed both its integrated circuit design tools and printed circuit board and complete system design tools products primarily through one combined sales force. Accordingly, the Prior Viewlogic made allocations of these expenses based on revenue, personnel, space, estimates of time spent to provide services or other appropriate bases. Innoveda's management believes that the Prior Viewlogic made these allocations on a reasonable basis. However, they were not necessarily indicative of the costs that would have been incurred on a stand-alone basis.

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in the Company's consolidated statements of operations:

                                                                    Year Ended
                                      ------------------------------------------------------------------------
                                       December 29,   December 30,    January 1,     January 2,   December 31,
                                          2001            2000          2000            1999          1997
Revenue:
Software                                         49%            55%            45%            41%           45%
Services and other                               51             45             55             59            55
                                      -------------  -------------  -------------  -------------  ------------
Total Revenue                                   100            100            100            100           100
                                      -------------  -------------  -------------  -------------  ------------

Cost and expenses:
Cost of software                                  7              9             11              9             5
Cost of services and other                       12             10             12              9            12
Sales and marketing                              45             37             42             34            39
Research and development                         29             25             21             18            23
General and administrative                        9              8              7              7             6
Amortization of intangibles                      16             12              2             --            --
In-process research and development              --              6             --             --            --
Impairment of intangible assets                  36             --             --             --            --
Restructuring and merger costs                    7              3             --             --            11
Transaction costs and litigation
 settlement                                      --             --             --              1             7
                                      -------------  -------------  -------------  -------------  ------------
Total Operating Expenses                        161            110             95             78           103
                                      -------------  -------------  -------------  -------------  ------------

Income (loss) from operations                   (61)           (10)             5             22            (3)
Other expense, net                               --             --             (3)            (3)           --
Income (loss) before income taxes               (61)           (10)             2             19            (3)
Provision (benefit) for income taxes            (15)             2              1              7            (1)
                                      -------------  -------------  -------------  -------------  ------------
Net income (loss)                               (46)%          (12)%            1%            12%           (2)%
                                      =============  =============  =============  =============  ============

TWELVE MONTHS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000

SOFTWARE REVENUE

For the year ended December 29, 2001, software license revenue decreased 10% to $44.5 million from $49.6 million for the year ended December 30, 2000. The decrease in software license revenue is primarily attributable to the impact of the global economic downturn, particularly in the telecom and computer industries. Discretionary spending by these customers has been reduced, causing delays and postponement of orders. In addition, the decrease is also due to the August 2000 sale of our VirSim product line, which accounted for $2.6 million in software license revenue for the year ended December 30, 2000. This decrease was partially offset by additional software sales related to products acquired as part of the acquisition of PADS Software in September 2000.

Our products have been organized into three distinct product groups: Printed Circuit Board Design ("PCB"), System Level Design ("SLD"), and Electromechanical Design ("EM"). For the year ended December 29, 2001, PCB, SLD, and EM accounted for $32.9 million or 74%, $9.9 million or 22% and $1.7 million or 4%, respectively, of software license revenue. Recently the SLD market has not been growing as fast as originally expected and revenue from the Company's SLD products has been declining. As a result we do not expect SLD software license revenue to grow in the near term. Due to mid-year acquisitions during fiscal 2000, it is not practicable to present software license revenue by these product categories for that period.

As a percentage of total revenue, software license revenue decreased to 49% for the twelve months ended December 29, 2001 from 55% for the twelve months ended December 30, 2000.

SERVICES AND OTHER REVENUE

For the year ended December 29, 2001, services and other revenue increased 17% to $47.0 million from $40.2 million for the year ended December 30, 2000. This increase is primarily related to the maintenance and services for products acquired as part of the acquisition of PADS Software. In addition, we realized increased consulting revenue during 2001 compared to 2000, attributable to an increased focus in this area. This increase was partially offset by the August 2000 sale of our VirSim product line, which accounted for $1.6 million in service and other revenue for the year ended December 30, 2000.

As discussed above, our products have been organized into three distinct product groups: PCB, SLD, and EM. For the year ended December 29, 2001, PCB, SLD, and EM accounted for $30.1 million or 64%, $14.1 million or 30% and $2.7 million or 6%, respectively, of services and other revenue. Similar to SLD software we do not expect SLD services and other revenue to grow in the near term. Due to mid-year acquisitions during fiscal 2000, it is not practicable to present service and other revenue by these product categories for that period.

As a percentage of total revenue, services and other revenue increased to 51% for the twelve months ended December 29, 2001 from 45% for the twelve months ended December 30, 2000.

COST OF SOFTWARE

Cost of software revenue consists primarily of the cost of manufacturing, order processing, distributions and royalties. Cost of software revenue decreased 14% to $6.8 million for the twelve months ended December 29, 2001 from $7.8 million for the twelve months ended December 30, 2000. The decrease was primarily due to the decreased royalty costs consistent with the decrease in software license revenue, along with the retirement of products with large royalty costs as part of the restructuring. In addition, we realized cost savings from economics of scale resulting from the acquisition of Summit Design and PADS Software.

As a percentage of total revenue, cost of software decreased to 7% for the twelve months ended December 29, 2001 from 9% for the twelve months ended December 30, 2000.

COST OF SERVICES AND OTHER

Cost of services and other consists primarily of costs of providing technical support, education and consulting services. Cost of services and other increased 29% to $11.1 million for the twelve months ended December 29, 2001 from $8.6 million for the twelve months ended December 30, 2000. This increase was primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000, as well as increased staffing and related costs in our consulting organization necessary to build the infrastructure to support expansion in that area of our business.

As a percentage of total revenue, cost of services and other increased to 12% for the twelve months ended December 29, 2001 from 10% for the twelve months ended December 30, 2000.

SALES AND MARKETING

Sales and marketing expenses increased 22% to $41.1 million for the twelve months ended December 29, 2001 from $33.7 million for the twelve months ended December 30, 2000. This increase was primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000 as well as additional new hires in the sales area. Additionally, discretionary marketing spending for trade shows, direct mail solicitations and advertising campaigns designed to increase awareness of the Innoveda name, and marketing of our product lines, resulted in higher sales and marketing expenses.

As a percentage of total revenue, sales and marketing expenses increased to 45% for the twelve months ended December 29, 2001 from 37% for the twelve months ended December 30, 2000.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of costs related to product development. Research and development expenses increased 18% to $26.7 million for the twelve months ended December 29, 2001 from $22.6 million for the twelve months ended December 30, 2000. This increase was primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000.

As a percentage of total revenue, research and development expenses increased to 29% for the twelve months ended December 29, 2001 from 25% for the twelve months ended December 30, 2000.

The amount of software development costs capitalized for the years ended December 29, 2001 and December 30, 2000 was approximately $1.1 million or 4% of research and development expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of the administrative, finance, human resources, legal and information systems departments. General and administrative expenses increased 11% to $7.9 million for the twelve months ended December 29, 2001 from $7.1 million for the twelve months ended December 30, 2000. This increase was primarily due to the personnel costs needed to build the infrastructure to support planned growth combined with an increase in bad debt expense and insurance premiums.

As a percentage of total revenue, general and administrative expenses increased to 9% for the twelve months ended December 29, 2001 from 8% for the twelve months ended December 30, 2000.

AMORTIZATION OF INTANGIBLES AND STOCK COMPENSATION

Amortization expense increased 37% to $15.0 million in the twelve months ended December 29, 2001 from $10.9 million for the twelve months ended December 30, 2000. This increase in amortization expense was mainly due to the increase in intangibles from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000.

There were $26.4 million and $73.9 million in intangible assets as of December 29, 2001 and December 30, 2000, respectively. Intangible assets as of December 29, 2001 consisted primarily of purchased technology, goodwill, workforce and trademarks, resulting from the Summit Design acquisition in March 2000, the PADS Software acquisition in September 2000, and the acquisition of Transcendent Design Technology, Inc. in 1999. As of December 30, 2000, intangible assets consisted of purchased technology, goodwill, workforce and customer base resulting primarily from the Summit Design acquisition, the PADS Software acquisition, assets acquired from OmniView, Inc. in March 1999, and the Transcendent acquisition. See "Impairment of Intangible Assets, Restructuring and Merger Costs" below.

Amortization of stock compensation remained constant at $0.6 million for the fiscal years ending December 29, 2001 and December 30, 2000. Amortization of stock compensation is being amortized using the straight-line method over 4 years.

IN-PROCESS RESEARCH AND DEVELOPMENT

For the twelve months ended December 30, 2000, Innoveda charged approximately $5.5 million to expense, related to the acquisition of PADS Software and the business combination of Summit Design.

In conjunction with the acquisition of PADS Software in the third quarter of 2000, the Company charged to expense $3.1 million representing the write-off of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by an independent appraiser. The value assigned to in-process technology relates primarily to three research projects, Power PCB Next Generation, BlazeDRE and ACT Manufacturing. During the first quarter of 2001, ACT Manufacturing was commercially released. BlazeDRE is expected to be commercially released during the second quarter of fiscal 2002 and Power PCB Next Generation has yet to reach technological feasibility. The nature of the efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including function, features and technical performance requirements.

Similarly, in conjunction with the business combination of Summit Design and Viewlogic Systems in the first quarter 2000, we charged to expense $2.4 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by an independent appraiser. The value assigned to in-process technology related to two research projects, Visual HDL 2000 and Visual SLD. The nature of the effort required in the development of the in-process technologies into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including function, features and technical requirements. Visual HDL 2000 represented a major rearchitecture of the two existing Visual HDL products. The new generation product integrates these two existing products along with a newly developed compiler. The Visual SLD research project represented the development of an entirely new product targeted at a customer base not previously approached for the Visual product line. These technologies were combined and commercially released during the fourth quarter of 2000 under the product name Visual Elite.

There were no in-process research and development costs incurred in fiscal 2001.

IMPAIRMENT OF INTANGIBLE ASSETS, RESTRUCTURING AND MERGER COSTS

In August 2001, Innoveda, in response to current economic conditions and as part of our revised technology focus, implemented a restructuring and streamlining of company operations.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews carrying value of intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value. During the third quarter of 2001, the Company wrote down approximately $32.9 million of impaired long-lived assets related to the goodwill, purchased technology, workforce and customer base associated with the acquisitions of PADS Software and Summit Design. Based on the declining historical and forecasted operating results of such intangible assets as they relate to earlier estimates and the general economic trends of the EDA industry as a whole, their estimated value to the Company has decreased. Based on the Company's expectation of future discounted net cash flows, these assets have been written-down to their net realizable value.

RESTRUCTURING COSTS
As a result of the restructuring, we recorded charges of $5.3 million. The restructuring costs include workforce reductions, closing facilities, reducing space in other facilities and asset write-downs.

The restructuring program resulted in the reduction in workforce of approximately 140 employees across all business functions and geographic regions. The workforce reductions were substantially completed by the end of the third quarter of 2001. We recorded a workforce reduction charge of $2.3 million relating primarily to severance, fringe benefits and outplacement services.

We also recorded a restructuring charge of $1.5 million relating to lease terminations, non-cancelable lease costs, and excess facility space. These facility costs relate to business activities that have been exited or restructured. In addition, the restructuring charge includes an additional $0.4 million in professional fees, travel expenses and other related costs incurred in connection with the restructuring activities and a $1.1 million restructuring charge related to certain fixed assets that became impaired as a result of the decision to reduce the workforce and close facilities.

The following table sets forth an analysis of the components of the fiscal 2001 third quarter restructuring and intangible asset impairment charges. The table indicates payments made against the reserve through December 29, 2001.

                                          TOTAL            NON-CASH           AMOUNT          DECEMBER 29, 2001
                                         ACCRUAL           WRITE-OFF           PAID            ACCRUAL BALANCE
                                      --------------    --------------    --------------    ----------------------
Impairment of intangibles             $       32,945    $       32,945    $            -    $                   -
Disposal of fixed assets                       1,085             1,085                 -                        -
Severance and related expenses                 2,267                 -             2,152                      115
Lease commitment and related fees              1,511                 -               293                    1,218
Other                                            408                 -               201                      207
                                      --------------    --------------    --------------    ----------------------
                                      $       38,216    $       34,030    $        2,646    $               1,540
                                      ==============    ==============    ==============    ======================

All remaining amounts are expected to be settled by the end of fiscal 2002.

PITTSBURGH OFFICE CLOSURE
In May 2001, we closed an office in Pittsburgh, Pennsylvania and transferred the operations to other offices in the United States and overseas. The total charge of $594 consists of intangible asset and fixed asset impairment charges of $415, $64 of severance related to the termination of six employees and $115 of other costs incurred due to the closure. All remaining amounts are expected to be settled by the end of fiscal 2002.

                                          Total         Non-cash        Amount         December 29, 2001
                                         Accrual        Write-off        Paid           Accrual Balance
                                      -------------   ------------   ------------   ------------------------
Impairment of intangibles
 and fixed assets                     $        415    $       415    $         -    $                     -
Severance                                       64              -             64                          -
Lease commitment                                48              -             48                          -
Other                                           67              -             33                         34
                                      -------------   ------------   ------------   ------------------------
                                      $        594    $       415    $       145    $                    34
                                      =============   ============   ============   ========================

MERGER RELATED COSTS

For the twelve months ended December 29, 2001, Innoveda did not incur any merger related charges. For the twelve months ended December 30, 2000, Innoveda charged approximately $2.7 million to expense for merger related charges.

During the third quarter of 2000, we recorded approximately $0.5 million in restructuring charges relating to the PADS Software merger. This was primarily comprised of severance and exit costs to close duplicative facilities.

During the first quarter ended April 1, 2000, we recorded approximately $2.2 million in merger related charges relating to the Summit Design merger. This primarily included severance and other costs relating to the consolidation of duplicative facilities. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure our sales and services business in Japan as a result of an exclusive distributor agreement during the first quarter of fiscal 2000. Charges associated with the Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination and other facility and exit related costs.

OTHER INCOME (EXPENSE), NET

Other income (expense) consists of the net of interest expense relating to our term loan and revolving credit line, interest income from cash and cash equivalent balances, and gains and losses from foreign currency transactions resulting from foreign operations conducted in local currencies. Other expense increased 36% to $0.4 million in the twelve months ended December 29, 2001 from $0.3 million for the twelve months ended December 30, 2000. Other expense increased primarily as a result of a decrease in interest income due to the reduction of cash and cash equivalents, partially offset by the decrease in interest expense due to the pay down of debt obligations.

PROVISION (BENEFIT) FOR INCOME TAXES

We recorded a benefit for income taxes of $13.7 million for the twelve months ended December 29, 2001 and a $1.8 million provision for the twelve months ended December 30, 2000. The benefit for income taxes in 2001 is primarily due to the reversal of deferred taxes related to the impaired intangible assets and the tax benefit of the loss in 2001. The income tax provision for 2000 includes approximately $1.5 million resulting from the sale of the VirSim product line in August 2000.

TWELVE MONTHS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000

SOFTWARE REVENUE

For the year ended December 30, 2000, software license revenue increased 108% to $49.6 million from $23.9 million for the year ended January 1, 2000. This increase was primarily due to additional sales related to the System Level Design ("SLD") product line acquired as part of the acquisition of Summit Design in March 2000, and Printed Circuit Board ("PCB") product sales acquired as part of the acquisition of PADS Software in September 2000. Additionally, the Company realized increased revenue from sales of our Enterprise and High Speed System Design product lines as a result of additional customer demand for these technologies.

As a percentage of total revenue, software license revenue increased to 55% for the twelve months ended December 30, 2000 from 45% for the twelve months ended January 1, 2000.

SERVICES AND OTHER REVENUE

For the year ended December 30, 2000, services and other revenue increased 36% to $40.2 million from $29.6 million for the year ended January 1, 2000. This increase was primarily related to the maintenance and services revenue for products acquired as part of the acquisitions of Summit Design and PADS Software.

As a percentage of total revenue, services and other revenue decreased to 45% for the twelve months ended December 30, 2000 from 55% for the twelve months ended January 1, 2000.

COST OF SOFTWARE

Cost of software revenue consists primarily of the cost of manufacturing, order processing, distributions, royalties documentation and purchasing. Cost of software revenue increased 31% to $7.8 million for the twelve months ended December 30, 2000 from $6.0 million for the twelve months ended January 1, 2000. This increase was primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000, and to a lesser extent increased royalty costs related to increased software license revenue.

As a percentage of total revenue, cost of software decreased to 9% for the twelve months ended December 30, 2000 from 11% for the twelve months ended January 1, 2000, primarily due to economies of scale resulting from the Company's acquisitions of Summit Design and PADS Software.

COST OF SERVICES AND OTHER

Cost of services and other consists primarily of costs of providing technical support, education and consulting services. Cost of maintenance and services increased 35% to $8.6 million for the twelve months ended December 30, 2000 from $6.4 million for the twelve months ended January 1, 2000. This was primarily due to increased salary and related costs of additional headcount resulting from the acquisitions of Summit Design in March 2000 and PADS Software in September 2000, as well as increased staffing and related costs in our consulting organization necessary to build the infrastructure to support expansion in that area of our business.

As a percentage of total revenue, cost of services and other decreased to 10% for the twelve months ended December 30, 2000 from 12% for the twelve months ended January 1, 2000.

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

RESEARCH AND DEVELOPMENT

Research and development expenses increased 100% to $22.6 million for the twelve months ended December 30, 2000 from $11.3 million for the twelve months ended January 1, 2000. This was primarily due to increased salary and related costs of additional headcount resulting from the acquisition of Summit Design in March 2000 and PADS Software in September 2000. The increase was also attributable to the development of new products, including Visual Elite, a new SLD product that provides added functionality to existing SLD tools, and Innovate FPGA, a design environment for high-density field programmable gate arrays.

As a percentage of total revenue, research and development expenses increased to 25% for the twelve months ended December 30, 2000 from 21% for the twelve months ended January 1, 2000.

The amount of software development costs capitalized for the twelve months ended December 30, 2000 was approximately $1.0 million or 4% of research and development for that period. The amount of software development costs capitalized for the twelve months ended January 1, 2000 was approximately $1.0 million or 9% of research and development costs for that period.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of the administrative, finance, human resources, legal, and information systems departments of the Company. General and administrative expenses increased 80% to $7.1 million for the twelve months ended December 30, 2000 from $3.9 million for the twelve months ended January 1, 2000. This increase was primarily a result of Innoveda building its general and administrative infrastructure to support the growth in revenue of the Company's products and services and related acquisitions. To a lesser extent, the increase is due to expenses associated with becoming a publicly traded company.

As a percentage of total revenue, general and administrative expenses increased to 8% for the twelve months ended December 30, 2000 from 7% for the twelve months ended January 1, 2000.

AMORTIZATION OF INTANGIBLES AND STOCK COMPENSATION

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

Amortization of stock compensation remained constant at $0.6 million for the fiscal years ending December 30, 2000 and January 1, 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT

In conjunction with the acquisition of PADS Software in the third quarter of 2000, Innoveda charged to expense $3.1 million representing the write-off of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by an independent appraiser. Similarly, in conjunction with the business combination of Summit Design and Viewlogic in the first quarter 2000, we charged to expense $2.4 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use, as determined by an independent appraiser. For the twelve months ended December 30, 2000, Innoveda charged approximately $5.5 million to expense.

MERGER COSTS

During the third quarter of 2000, we recorded approximately $0.5 million in restructuring charges relating to the PADS Software merger. This was primarily comprised of severance and exit costs to close duplicative facilities.

During the first quarter ended April 1, 2000, we recorded approximately $2.2 million in merger related charges relating to the Summit Design merger. This primarily included severance and other costs relating to the consolidation of duplicative facilities. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure our sales and services business in Japan as a result of an exclusive distributor agreement during the first quarter of fiscal 2000. Charges associated with the Japanese reorganization include severance and benefit continuance for approximately 14 employees, costs associated with office closings and subsequent lease termination and other facility and exit related costs.

For the twelve months ended December 30, 2000, Innoveda charged approximately $2.7 million to expense for merger related charges.

OTHER INCOME (EXPENSE), NET

Other expense, net consists of foreign currency gains and losses and amortization of professional fees incurred in connection with Innoveda's credit facility and the disposal of property and equipment. Other expense decreased 80% to $0.3 million for the twelve months ended December 30, 2000 from $1.6 million for the twelve months ended January 1, 2000. The decrease in other expense was primarily due to a decrease in interest expense, net of interest income. Interest expense, net of interest income, decreased to $0.1 million for the twelve months ended December 30, 2000 from $1.2 million for the twelve months ended January 1, 2000. This decrease is primarily a result of an increase in interest income from cash acquired as part of the Summit Design business combination. Interest income increased for the twelve months ended December 30, 2000 as compared to the twelve months ended January 1, 2000 due to a higher average cash balance and higher interest rates. Interest expense decreased for the twelve months ended December 30, 2000 as compared to the twelve months ended January 1, 2000 primarily because the Company paid down a portion of its long-term debt obligations.

INCOME TAXES

The provision for income taxes increased to $1.8 million for the twelve months ended December 30, 2000 from $0.3 million for the twelve months ended January 1, 2000. Although the company has a pre-tax loss for reporting purposes for fiscal 2000, a significant amount of this loss is due to non-deductible expenses. The most significant of these are amortization of goodwill from the Company's acquisitions and as part of the sale of the VirSim product line to Synopsys, in-process research and development charges and amortization of stock compensation.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Innoveda finances its operations primarily through its cash balance and cash generated from operations. At December 29, 2001, we had $7.7 million in cash and cash equivalents. We have a Credit Facility with a commercial bank, which includes a Term Loan and a Line of Credit. The Term Loan had $5.8 million outstanding as of December 29, 2001. Payments of principal outstanding under either the Line of Credit or the Term Loan expire by September 30, 2003. A payment of $1.0 million is due in the first quarter of fiscal 2002. Successive payments of $1.0 million are due each quarter through the fourth quarter of 2002, and $1.4 million and $0.4 million are due in the first and third quarters of fiscal 2003, respectively. Borrowings under the Credit Facility are secured by substantially all of our assets. The Credit Facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profitability and deferred revenue, and minimum working capital and debt service coverage ratios. If Innoveda defaults on its Credit Facility and a waiver is not obtained, the Company may be required to re-pay its Term Loan earlier than scheduled thereby substantially decreasing its cash balance.

For the fiscal quarter ended June 30, 2001, we did not meet certain financial covenants under our Credit Facility. The Company and the lender have amended the Credit Facility to revise certain of the covenants and provide a waiver for past non-compliance. Under this amendment, the Term Loan portion of the Credit Facility remains in place with the repayment schedule unchanged and the Line of Credit portion of the Credit Facility has been reduced from $6.0 million to approximately $0.4 million and may be used only to cover existing letters of credit issued by the lender at our request. Innoveda is currently evaluating proposals for both a new credit facility and other financing alternatives. Although the lender has in the past waived non-compliance under the Credit Facility, there can be no assurance that the lender will do so in the future.

Interest rates on the Line of Credit and the Term Loan are determined, at the option of the Company, for varying periods. The Company may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on the Company's leverage financial ratio, as defined, in the Credit Facility. The interest rate on the Line of Credit at December 30, 2000 was 10%. The interest rates on the Term Loan at December 29, 2001 and December 30, 2000 were 4.7% and 9.2%, respectively. This agreement effectively converts the whole floating-rate obligation into a fixed-rate obligation of 7.4% for a period of 60 months, expiring on March 31, 2003. Payments of principal outstanding under either the Line of Credit or the Term Loan expire by September 30, 2003. A payment of $1.0 million is due in the first quarter of fiscal 2002. Successive payments of $1.0 million are due each quarter through the fourth quarter of 2002, and $1.4 million and $0.4 million are due in the first and third quarters of fiscal 2003, respectively.

For the twelve months ended December 29, 2001, net cash used in operating activities was approximately $5.9 million. This was primarily due to net operating losses, net of non-cash items including amortization, impairment of intangible assets, portions of the restructuring charge, deferred revenue and deferred taxes. Net cash used in investing activities for the twelve months ended December 29, 2001 was approximately $3.3 million, primarily due to the purchase of property and equipment. Net cash used in financing activities was approximately $3.7 million for the twelve months ended December 29, 2001, primarily due to the repayment of principal on debt and the repurchase of our common stock, partially offset by proceeds from exercises of employee stock options.

We consider all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 29, 2001 and December 30, 2000, substantially all cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. Pursuant to the Company's investment policy, all debt instruments must have quality ratings no lower than an A rating.

On October 19, 2000, our board of directors authorized the repurchase of up to
2.0 million shares of common stock through the period ending October 31, 2001. The repurchased shares are being held as treasury shares and may be used in company stock option plans, employee stock purchase plans and for general corporate purposes. We purchased an aggregate of 550,606 shares of common stock at an aggregate cost of $1.7 million under the stock re-purchase program.

We believe that our current cash and cash equivalents, combined with cash expected to be generated from operations, will satisfy anticipated working capital and other cash requirements for at least the next 12 months. However, our liquidity and capital requirements will depend upon numerous factors, including market acceptance of our products, the size and timing of customer orders, product development costs and competitive and economic forces in the electronic design automation industry. The effects of these factors may cause our liquidity and capital requirements to vary and may require us to obtain additional debt or equity financing, which may not be available on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. We plan to adopt SFAS No. 144 in the first quarter of fiscal 2002.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that an entity account for business combinations using the purchase method and eliminates the pooling method. In addition, SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. SFAS No.142 requires that goodwill no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and the provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2002 and estimates that the effect of the adoption will be to reduce annual amortization expense by approximately $0.2 million.

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

VARIOUS FACTORS WILL CAUSE INNOVEDA'S QUARTERLY RESULTS TO FLUCTUATE AND FLUCTUATION MAY ADVERSELY AFFECT THE STOCK PRICE OF INNOVEDA COMMON STOCK.

Innoveda's quarterly operating results and cash flows have fluctuated in the past and will likely continue to fluctuate in the future. These fluctuations may result from several factors, including, among others:

-   the size and timing of orders;

- large one-time charges incurred as a result of restructurings, acquisitions or consolidations;

-   seasonal factors;

-   the rate of acceptance of new products;

-   product, customer and channel mix;

-   lengthy sales cycles;

-   level of sales and marketing staff;

- the timing of new product announcements and introductions by Innoveda and Innoveda's competitors;

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

INNOVEDA'S REVENUE IS DIFFICULT TO FORECAST.

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

For the fiscal quarter ended June 30, 2001, Innoveda did not meet certain financial covenants under its Credit Facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Innoveda and its lender have amended the Credit Facility to revise certain of the covenants and provide a waiver for past non-compliance. See Exhibit 10.42 hereto. Under this amendment, the Term Loan portion of the Credit Facility remains in place with the repayment schedule unchanged. However, the Line of Credit portion of the Credit Facility has been reduced from approximately $6.0 million to approximately $0.4 million and may be used only to cover existing letters of credit issued by the lender at the request of the Company. As of February 28, 2002, Innoveda had borrowings of approximately $4.9 million under its Credit Facility. Innoveda is currently evaluating proposals for both a new credit facility and other financing alternatives but there can be no guaranty that Innoveda will be able to secure a replacement for the Credit Facility or alternative financing.

COVENANTS AND RESTRICTIONS INCLUDED IN INNOVEDA'S CREDIT FACILITY ENHANCE THE RISK OF DEFAULT AND LIMIT MANAGEMENT'S FLEXIBILITY TO ADJUST INNOVEDA'S BUSINESS AND STRATEGIES TO CURRENT MARKET AND ECONOMIC CONDITIONS.

As of February 28, 2002, Innoveda had borrowings of approximately $4.9 million under its Credit Facility. Borrowings under the Credit Facility are secured by substantially all of Innoveda's assets. The Credit Facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profitability and deferred revenue, and minimum working capital and debt service coverage ratios. To avoid default under this Credit Facility, Innoveda must remain in compliance with these limitations and covenants and make all required repayments or Innoveda must obtain replacement financing. Otherwise Innoveda's lender may declare a default and exercise its security interest in Innoveda's assets. Collectively, these limitations and covenants substantially restrict the flexibility of Innoveda's management in quickly adjusting its financial and operational strategies to react to changing economic and business conditions and may compromise Innoveda's ability to react to the rapidly evolving environment of the electronic design automation industry. While Innoveda's lender has in the past waived non-compliance with specific breaches of these limitations and covenants, there can be no assurance that it will do so again in the future.

INNOVEDA HAS A LIMITED AMOUNT OF CASH AND UNEXPECTED SHORTFALLS IN CASH FLOW COULD RESTRICT THE COMPANY'S OPERATING ABILITY.

As of February 28, 2002, Innoveda had approximately $7.8 million in cash and cash equivalents. While Innoveda expects that its current cash and cash equivalents, combined with cash expected to be generated from operations, will be sufficient to fund its operations for at least the next 12 months, if Innoveda does not meet its financial projections or is required to re-pay it's term loan earlier than scheduled, it may not have sufficient cash to fund its operations. As of February 28, 2002, Innoveda had borrowings of approximately $4.9 million under its Credit Facility. If Innoveda were to default under the Credit Facility due to Innoveda's failure to comply with the limitations and covenants contained in the Credit Facility, then Innoveda would be required to re-pay all amounts outstanding under the Credit Facility, including the Term Loan, earlier than scheduled. Innoveda is currently evaluating proposals for both a new credit facility and other financing alternatives but there can be no assurance that Innoveda will be able to secure a placement for the Credit Facility or alternative financing. See "Liquidity and Capital Resources".

IF THE MARKET SEGMENTS OF THE ELECTRONIC DESIGN AUTOMATION INDUSTRY ON WHICH INNOVEDA FOCUSES DO NOT GROW OR IF INNOVEDA CANNOT INCREASE ITS MARKET SHARE IN THOSE SEGMENTS, INNOVEDA'S BUSINESS MAY SUFFER.

Innoveda focuses on the electro-mechanical, printed circuit board (PCB) and system-level design (SLD) automation markets, while most major electronic design automation software providers focus their resources on the application-specific integrated circuit and integrated circuit design automation markets. Innoveda has adopted this focus because it believes that the increased complexity of application-specific integrated circuits and integrated circuit designs, and the resulting increase in design time, will cause electronic product manufacturers to differentiate their products at the system and PCB level. If the system, PCB and electro-mechanical design portions of the electronic design automation industry do not grow, it could have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows. Recently the SLD market has not been growing as fast as originally expected and revenue from Innoveda's SLD products has been declining. Innoveda plans to reduce expenses in the SLD business to be more closely aligned with revenue in the business. Such action may adversely affect future growth in Innoveda's SLD business.

INNOVEDA FACES INTENSE COMPETITION IN THE INDUSTRY AND MUST COMPETE SUCCESSFULLY IN VARIOUS ASPECTS OR ITS BUSINESS MAY SUFFER.

The electronic design automation industry is highly competitive, and Innoveda expects competition to increase as other electronic design automation companies introduce products. In the electronic design automation market, Innoveda competes with Mentor Graphics, Cadence Design Systems, Zuken K.K., Altium, Inc., Intercept Technology, DDE, USA., and a number of other firms. Indirectly, Innoveda also competes with other firms that offer alternative products. These other firms could also offer more directly competitive products in the future. Some of these companies have significantly greater financial, technical and marketing resources and larger installed customer bases than Innoveda. Some of Innoveda's current and future competitors offer a more complete range of electronic design automation products.

Innoveda also competes with manufacturers of electronic devices that have developed or have the capability to internally develop their own electronic design automation products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Innoveda because they wish to promote their own internal design departments. In the electronics design automation industry, Innoveda competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronics design automation industry.

Innoveda competes on the basis of various factors including, among others:

-   product capabilities;

-   product performance;

-   price;

-   support of industry standards;

-   ease of use;

-   helping customers get their products to market first; and

-   customer technical support and service.

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

Because Innoveda's products must interoperate, or be compatible, with electronic design automation products of other companies, Innoveda must have timely access to third party software to perform development and testing of products. Although Innoveda has established relationships with a variety of electronic design automation vendors to gain early access to new product information, any of these parties may terminate these relationships with limited notice. In addition, these relationships are with companies that are Innoveda's current or potential future competitors, including Synopsys, Mentor Graphics and Cadence. If Innoveda were unable to obtain, in a timely manner, information regarding modifications of third party products, Innoveda would not have the ability to modify its software products to interoperate with these third party products. As a result, Innoveda could experience a significant increase in development costs, the development process would take longer, product introductions would be delayed, and Innoveda's business, financial condition, results of operations or cash flows could be materially adversely affected.

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

JAPAN DISTRIBUTION. Innoveda has exclusive distribution agreements with three distributors in Japan, which collectively cover a significant portion of Innoveda's products in Japan. If any of these distributors terminates its relationship with Innoveda, it could have a material adverse affect on Innoveda's business, financial condition, results of operations or cash flows.

INNOVEDA FACES THE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, INCLUDING ITS BUSINESS ACTIVITIES IN ISRAEL, EUROPE AND ASIA.

International revenue and expenses represent a significant portion of Innoveda's total revenue and expenses, and Innoveda expects this trend to continue. International sales and operations involve numerous risks, including, among others:

- fluctuations in the value of the dollar relative to foreign currencies can make Innoveda's products and services more expensive in foreign markets or increase Innoveda's expenses;

-   tariff regulations and other trade barriers;

- requirements for licenses, particularly with respect to the export of certain technologies;

-   collectibility of accounts receivable;

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

INNOVEDA MUST MANAGE GROWTH AND ACQUISITIONS EFFECTIVELY, OR ITS FINANCIAL CONDITION OR RESULTS OF OPERATIONS MAY SUFFER.

Innoveda's ability to achieve significant growth will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage current and future employees. Innoveda expects any growth to place a significant strain on its operational resources and systems. Failure to effectively manage any growth would have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows. Innoveda regularly evaluates acquisition opportunities. Innoveda's future acquisitions, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, and large one-time charges which could materially adversely affect Innoveda's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concern, risks of entering markets in which Innoveda has no or limited prior experience and potential loss of key employees of acquired companies. Innoveda may not integrate successfully the operations, personnel or products that have been acquired or that might be acquired in the future, and the failure to do so could have a material adverse affect on its results of operations.

INNOVEDA FACES THE RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL, INCLUDING POLITICAL AND COORDINATION RISKS.

POLITICAL RISKS AND GOVERNMENTAL REGULATIONS. Innoveda's research and development operations related to most of its SLD products are located in Israel. Economic, political and military conditions may affect Innoveda's operations in that country. Hostilities involving Israel could materially adversely affect Innoveda's business, financial condition and results of operations. Innoveda's ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel is subject to Israeli government restrictions which may limit Innoveda's ability to extract the full benefit of that technology.

COORDINATION RISKS. In addition, coordination with and management of the Israeli operations requires Innoveda to address differences in culture, regulations and time zones. Failure to successfully address these differences could disrupt Innoveda's operations.

INNOVEDA DEPENDS ON ITS KEY PERSONNEL, AND FAILURE TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD CAUSE INNOVEDA'S BUSINESS TO SUFFER.

Innoveda's future success will depend in large part on its key technical and management personnel and its ability to continue to attract and retain highly skilled technical, sales and marketing and management personnel. Innoveda's business could be seriously harmed if it lost the services of its Chairman of the Board and Chief Executive Officer, William J. Herman and its President, Richard G. Lucier, or if it fails to attract and retain other key personnel.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Innoveda is exposed to interest rate risk primarily through its credit facility. Innoveda has a credit facility with a commercial bank consisting of a revolving line of credit ("Line of Credit") and a term loan (the "Term Loan") (together, the "Credit Facility"). See Management's Discussion and Analysis of Financial Condition and Results of Operations. Interest terms on the Line of Credit and the Term Loan are determined, at the option of Innoveda, for varying periods. Innoveda may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on Innoveda's leverage financial ratio, as defined, in the Credit Facility. The interest rate on the Line of Credit at December 30, 2000 was 10%. The interest rates on the Term Loan at December 29, 2001 and December 30, 2000 were 4.7% and 9.2%, respectively.

Payments of principal outstanding under either the Line of Credit or the Term Loan expire by September 30, 2003. A payment of $1.0 million is due in the first quarter of fiscal 2002. Successive payments of $1.0 million are due each quarter through the fourth quarter of 2002, and $1.4 million and $0.4 million are due in the first and third quarters of fiscal 2003, respectively.

As required under the Credit Facility, Innoveda entered into a no fee interest rate-swap agreement with a bank to reduce the impact of changes in interest rates on its floating rate Credit Facility. This agreement effectively converts the whole floating-rate obligation into a fixed-rate obligation of 7.4% for a period of 60 months, expiring on March 31, 2003. The notional principal amount of the interest rate-swap agreement was $5.8 million as of December 29, 2001. The interest-rate swap agreement exposes Innoveda to losses in the event Innoveda repays its Term Loan earlier than is currently scheduled. Open interest rate contracts are reviewed regularly by Innoveda to evaluate their effectiveness as hedges of interest rate exposure. The fair value obligation of the interest rate-swap agreement was approximately $159 as of December 29, 2001. As of December 29, 2001, a 100 basis point change in interest rates would not result in a material change in the fair value of the interest-rate swap agreement.

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

Innoveda considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 29, 2001 and December 30, 2000, substantially all of the Company's cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. Pursuant to the Company's investment policy, all debt instruments must have quality ratings no lower than A rating.

FOREIGN CURRENCY EXCHANGE RATE RISK

Innoveda is also exposed to the impact of foreign currency fluctuations. Since Innoveda translates foreign currencies into U.S. dollars for reporting purposes, weakened currencies in its subsidiaries have a negative, though immaterial, impact on its results. Innoveda also believes that the exposure to currency exchange fluctuation risk is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. Innoveda entered into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies during the twelve months ended December 29, 2001. Realized and unrealized gains and losses on foreign exchange contracts for the twelve months ended December 29, 2001 were insignificant. There were no outstanding foreign exchange contracts as of December 29, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE

Independent Auditors' Report                                                                  F-1

Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000                     F-2

Consolidated Statements of Operations for the Years Ended December 29, 2001,
December 30, 2000 and January 1, 2000                                                         F-3

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 29, 2001, December 30, 2000 and January 1, 2000                                      F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 29, 2001,
December 30, 2000 and January 1, 2000                                                         F-5

Consolidated Statements of Cash Flows for the Years Ended December 29, 2001,
December 30, 2000 and January 1, 2000                                                         F-6

Notes to Consolidated Financial Statements                                                    F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Innoveda, Inc.:

We have audited the accompanying consolidated balance sheets of Innoveda, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Innoveda, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations, their comprehensive income (loss) and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 28, 2002

INNOVEDA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       DECEMBER 29,        DECEMBER 30,
                                                                          2001                 2000
                                                                      -------------        ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $       7,704        $     20,799
Accounts receivable (less allowances of $1,876 at
  December 29, 2001 and $2,034 at December 30, 2000)                         21,876              27,260
Prepaid expenses and other current assets                                     2,511               2,800
Income taxes receivable                                                       1,233                   -
Deferred income taxes                                                         3,960               6,626
                                                                      -------------        ------------
           Total current assets                                              37,284              57,485
                                                                      -------------        -----------

PROPERTY AND EQUIPMENT:
Equipment                                                                    19,703              18,887
Furniture and fixtures                                                        1,359               1,394
                                                                      -------------        ------------
           Total property and equipment                                      21,062              20,281
Less accumulated depreciation                                                16,212              12,639
                                                                      -------------        ------------
PROPERTY AND EQUIPMENT, NET                                                   4,850               7,642
                                                                      -------------        ------------

OTHER ASSETS:
Capitalized software costs, net                                               2,342               2,358
Purchased technology and other intangibles, net                              25,404              62,198
Goodwill and other assets, net                                                2,412              12,941
                                                                      -------------        ------------
           Total other assets                                                30,158              77,497
                                                                      -------------        ------------
TOTAL                                                                 $      72,292        $    142,624
                                                                      =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - current portion                                        $       4,000        $      3,550
Current portion of capital lease obligations                                    270                 548
Accounts payable                                                              3,648               3,652
Accrued compensation                                                          6,048               8,296
Accrued expenses                                                             12,074              12,269
Deferred revenue                                                             20,776              24,514
                                                                      -------------        ------------
           Total current liabilities                                         46,816              52,829
                                                                      -------------        ------------

LONG-TERM LIABILITIES:
Note payable - long-term portion                                              1,750               5,750
Deferred tax liability                                                       10,013              27,642
Capital lease obligations                                                         -                 250
Other long term liabilities                                                   1,322               1,553
                                                                      -------------        ------------
           Total long-term liabilities                                       13,085              35,195
                                                                      -------------        ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; authorized 5,000 in 2001 and 2000,
  none issued or outstanding                                                      -                   -
Common stock, $0.01 par value, 100,000 authorized,
  40,271 outstanding at December 29, 2001, 39,347 outstanding
    at December 30, 2000                                                        403                 393
Additional paid-in capital                                                  117,440             116,047
Accumulated deficit                                                        (101,650)            (59,013)
Accumulated other comprehensive income (loss)                                  (681)                 50
Notes from stockholders                                                        (932)               (932)
Treasury stock, at cost, 550 shares in 2001, 341 shares in 2000              (1,663)               (832)
Deferred compensation                                                          (526)             (1,113)
                                                                      -------------        ------------
           Total stockholders' equity                                        12,391              54,600
                                                                      -------------        ------------
TOTAL                                                                 $      72,292        $    142,624
                                                                      =============        ============

See notes to consolidated financial statements.

INNOVEDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000 (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                            YEAR ENDED
                                                                          ----------------------------------------------
                                                                          DECEMBER 29,     DECEMBER 30,       JANUARY 1,
                                                                              2001             2000              2000
                                                                          ------------     ------------      -----------
REVENUE:
Software                                                                  $     44,466     $     49,618      $    23,853
Services and other                                                              46,951           40,241           29,646
                                                                          ------------     ------------      -----------
           Total revenue                                                        91,417           89,859           53,499
                                                                          ------------     ------------      -----------

COSTS AND EXPENSES:
Cost of software (1)                                                             6,753            7,816            5,986
Cost of services and other (1)                                                  11,106            8,592            6,387
Selling and marketing (1)                                                       41,118           33,689           22,479
Research and development (1)                                                    26,661           22,588           11,322
General and administrative (1)                                                   7,865            7,099            3,942
Amortization of intangibles                                                     14,415           10,335              670
Amortization of stock compensation                                                 587              588              531
In process research and development                                                  -            5,453                -
Impairment of intangible assets                                                 32,945                -                -
Restructuring and merger costs                                                   5,865            2,736                -
                                                                          ------------     ------------      -----------
           Total operating expenses                                            147,315           98,896           51,317
                                                                          ------------     ------------      -----------
INCOME (LOSS) FROM OPERATIONS                                                  (55,898)          (9,037)           2,182
                                                                          ------------     ------------      -----------
OTHER INCOME (EXPENSE):
Interest income                                                                    413            1,051              101
Interest expense                                                                  (531)          (1,143)          (1,339)
Other, net                                                                        (320)            (230)            (404)
                                                                          ------------     ------------      -----------
           Other expense, net                                                     (438)            (322)          (1,642)
                                                                          ------------     ------------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                                              (56,336)          (9,359)             540

PROVISION (BENEFIT) FOR INCOME TAXES                                           (13,699)           1,809              281
                                                                          ------------     ------------      -----------
NET INCOME (LOSS)                                                         $    (42,637)    $    (11,168)     $       259
                                                                          ============     ============      ===========
EARNINGS (LOSS) PER SHARE:
Net income (loss) per common share - basic                                $      (1.09)    $      (0.40)     $      0.07
                                                                          ============     ============      ===========
Net income (loss) per common share - diluted                              $      (1.09)    $      (0.40)     $      0.02
                                                                          ============     ============      ===========
Weighted-average shares outstanding - basic                                     39,224           28,252            3,938
                                                                          ============     ============      ===========
Weighted-average shares outstanding - diluted                                   39,224           28,252           15,586
                                                                          ============     ============      ===========
(1)  Excludes noncash amortization of stock-based compensation as follows:
Cost of software                                                          $          5     $          5      $         5
Cost of services and other                                                          43               43               39
Selling and marketing                                                              116              116              105
Research and development                                                           212              212              191
General and administrative                                                         211              212              191
                                                                          ------------     ------------      -----------
                                                                          $        587     $        588      $       531
                                                                          ============     ============      ===========

See notes to consolidated financial statements.

INNOVEDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000 (IN THOUSANDS)

                                                                                            YEAR ENDED
                                                                          ----------------------------------------------
                                                                          DECEMBER 29,     DECEMBER 30,       JANUARY 1,
                                                                              2001             2000              2000
                                                                          ------------     ------------      -----------
Net Income (Loss)                                                         $    (42,637)    $    (11,168)     $       259

Foreign Currency Translation Adjustments                                          (572)            (239)             151
Fair Value Adjustment of Interest Rate Swap                                       (159)               -                -
                                                                          ------------     ------------      -----------
Comprehensive Income (Loss)                                               $    (43,368)    $    (11,407)     $       410
                                                                          ============     ============      ===========

See notes to consolidated financial statements.

INNOVEDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000 (IN THOUSANDS)

                                                                                       RETAINED         ACCUMULATED
                                                             STOCK     ADDITIONAL      EARNINGS            OTHER
                                                 COMMON       PAR       PAID-IN      (ACCUMULATED      COMPREHENSIVE
                                                 SHARES      VALUE      CAPITAL         DEFICIT)        INCOME(LOSS)
                                               ----------   --------  -----------  ----------------  ------------------
BALANCE, JANUARY 2, 1999                            3,966   $      4  $     1,918  $        (48,104) $              138

Issuance of common stock                            1,124          1        1,482                 -                   -
Compensation related to stock options                   -          -          431                 -                   -
Amortization of stock compensation                      -          -            -                 -                   -
Foreign currency translation adjustment                 -          -            -                 -                 151
Exercise of stock options                           2,879          3          946                 -                   -
Net income                                              -          -            -               259                   -
                                               ----------   --------  -----------  ----------------  ------------------
BALANCE, JANUARY 1, 2000                            7,969   $      8  $     4,777  $        (47,845) $              289

Exercise of stock options                             545          5          737                 -                   -
Issuance of stock under ESPP                           86          1          196                 -                   -
Amortization of stock compensation                      -          -            -                 -                   -
Conversion of preferred shares to common stock     16,000        160            -                 -                   -
Effect of adjustment to Summit acquisition
  exchange ratio                                   (7,715)       (77)           -                 -                   -
Shares issued in connection with merger
  of Innoveda and Summit                           15,989        231       80,734                 -                   -
Options granted for Summit merger                       -          -        4,882                 -                   -
Options granted under PADS acquisition                  -          -          366                 -                   -
Issuance of shares in PADS acquisition              6,473         65       24,355                 -                   -
Shareholder note receivable acquired through
  PADS acquisition                                      -          -            -                 -                   -
Foreign currency translation adjustment                 -          -            -                 -                (239)
Repurchase of common stock                              -          -            -                 -                   -
Net loss                                                -          -            -           (11,168)                  -
                                               -----------  --------  -----------  ----------------  ------------------
BALANCE, DECEMBER 30, 2000                         39,347   $    393  $   116,047  $        (59,013) $               50

Exercise of stock options                             294          4          194                 -                   -
Issuance of stock under ESPP                          630          6        1,199                 -                   -
Amortization of stock compensation                      -          -            -                 -                   -
Foreign currency translation adjustment                 -          -            -                 -                (731)
Repurchase of common stock                              -          -            -                 -                   -
Net loss                                                -          -            -           (42,637)                  -
                                               -----------  --------  ------------ ----------------  ------------------
BALANCE, DECEMBER 29, 2001                         40,271   $    403  $    117,440 $       (101,650) $             (681)
                                               ===========  ========  ============ ================  ==================

                                                NOTES DUE FROM      TREASURY       DEFERRED
                                                 STOCKHOLDERS       STOCK        COMPENSATION       TOTAL
                                               ----------------    ----------   --------------  ---------------
BALANCE, JANUARY 2, 1999                       $             -     $       -    $      (1,801)  $      (47,845)

Issuance of common stock                                     -             -                -            1,483
Compensation related to stock options                        -             -             (431)               -
Amortization of stock compensation                           -             -             531              531
Foreign currency translation adjustment                      -             -                -              151
Exercise of stock options                                 (927)            -                -               22
Net income                                                   -             -                -              259
                                               ----------------    ----------   --------------  ---------------
BALANCE, JANUARY 1, 2000                       $          (927)    $       -    $      (1,701)  $      (45,399)

Exercise of stock options                                    -             -                -   $          742
Issuance of stock under ESPP                                 -             -                -              197
Amortization of stock compensation                           -             -              588              588
Conversion of preferred shares to common stock               -             -                -              160
Effect of adjustment to Summit acquisition
  exchange ratio                                             -             -                -              (77)
Shares issued in connection with merger
  of Innoveda and Summit                                     -             -                -           80,965
Options granted for Summit merger                            -             -                -            4,882
Options granted under PADS acquisition                       -             -                -              366
Issuance of shares in PADS acquisition                       -             -                -           24,420
Shareholder note receivable acquired through
  PADS acquisition                                          (5)            -                -               (5)
Foreign currency translation adjustment                      -             -                -             (239)
Repurchase of common stock                                   -          (832)               -             (832)
Net loss                                                     -             -                -          (11,168)
                                               ----------------    ----------   --------------  ---------------
BALANCE, DECEMBER 30, 2000                     $          (932)    $    (832)   $      (1,113)  $       54,600

Exercise of stock options                                    -             -                -   $          198
Issuance of stock under ESPP                                 -             -                -            1,205
Amortization of stock compensation                           -             -              587              587
Foreign currency translation adjustment                      -             -                -             (731)
Repurchase of common stock                                   -          (831)               -             (831)
Net loss                                                     -             -                -          (42,637)
                                               ----------------    ----------   --------------  ---------------
BALANCE, DECEMBER 29, 2001                     $          (932)    $  (1,663)   $        (526)  $       12,391
                                               ================    ==========   ==============  ===============

See notes to consolidated financial statements.

INNOVEDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000 (IN THOUSANDS)

                                                                            YEAR ENDED
                                                                ------------------------------------
                                                                DECEMBER 29, DECEMBER 30, JANUARY 1,
                                                                    2001        2000        2000
                                                                ------------------------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                 $(42,637)   $(11,168)   $    259
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                       19,217      15,333       3,998
Non cash portion of restructuring and impairment costs              34,445           -           -
Compensation under stock option agreements                             587         588         531
Write-off of in-process research and development                         -       5,453           -
Tax benefit on stock option exercises                                  186           -           -

Changes in current assets and current liabilities:
      Accounts receivable                                            5,179      (6,172)     (4,500)
      Prepaid and other assets                                      (1,183)      1,788      (1,532)
      Deferred income taxes                                        (14,987)     (4,660)         70
      Accounts payable                                                   9      (2,250)      1,081
      Accrued compensation                                          (2,217)      1,026         207
      Accrued expenses                                                (916)      3,969      (1,274)
      Deferred revenue                                              (3,557)       (545)      1,598
                                                                  ---------   ---------   ---------
Net cash provided by (used in) operating activities                 (5,874)      3,362         438
                                                                  ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                  (2,187)     (3,403)     (1,000)
Capitalized software costs                                          (1,103)     (1,021)     (1,068)
Purchase of OmniView                                                     -           -      (1,153)
Purchase of Transcendent, net of cash acquired                           -           -         285
Proceeds from sale of VirSim product                                     -       7,000           -
Cash acquired in acquisition of PADS, net of purchase costs              -       2,857           -
Cash acquired in acquisition of Summit, net of purchase costs            -      27,036           -
Other                                                                    -           -        (300)
                                                                  ---------   ---------   ---------
Net cash provided by (used in) investing activities                 (3,290)     32,469      (3,236)
                                                                  ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt                                                    (3,550)    (15,070)     (2,250)
Proceeds from debt                                                       -           -       1,200
Proceeds from exercise of stock options and stock purchase plan      1,216         944          22
Repayments of capital lease obligations                               (525)       (460)       (169)
Purchase of treasury stock                                            (831)       (832)          -
                                                                  ---------   ---------   ---------
Net cash used in financing activities                               (3,690)    (15,418)     (1,197)
                                                                  ---------   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (241)       (145)         39
                                                                  ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (13,095)     20,268      (3,956)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        20,799         531       4,487
                                                                  ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  7,704    $ 20,799    $    531
                                                                  =========   =========   =========

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

     BASIS OF PRESENTATION - Innoveda, Inc., a Delaware corporation, was created by the business combination of Summit Design, Inc. ("Summit") and Viewlogic Systems, Inc. ("Viewlogic") which was consummated on March 23, 2000. In addition, the Company subsequently acquired PADS Software, Inc. ("PADS") on September 22, 2000. The business combination of Summit with Viewlogic was effected by means of the merger of a wholly owned subsidiary of Summit with and into Viewlogic, with Viewlogic surviving as a wholly owned subsidiary of Summit. The business combination was accounted for as a reverse acquisition, as the former shareholders of Viewlogic owned the majority of the outstanding stock of Summit subsequent to the business combination. Therefore, for accounting purposes, Viewlogic is deemed to have acquired Summit. The business combination of Innoveda and PADS was accounted for as a purchase of PADS by Innoveda.

     All fiscal 1999 financial information presented herein, with the exception of pro forma results in Note 2, represents only the financial results for Viewlogic. The fiscal 2000 financial information presented in the consolidated statements of operations and the consolidated statements of cash flows represents the results for Viewlogic for the periods stated and includes the financial results for Summit commencing March 24, 2000, and the financial results for PADS commencing September 23, 2000.

     FISCAL YEAR - The Company's fiscal year is a 52-53-week year ending on the Saturday closest to December 31.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures of certain assets and liabilities at the balance sheet date. Actual results may differ from such estimates.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Innoveda, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

     FOREIGN CURRENCY TRANSLATION - The functional currency of international operations is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates at the balance sheet date. Results of operations are translated at average exchange rates prevailing during each period. Translation adjustments are included in other comprehensive income. Transaction gains and losses are recorded in the statement of operations.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION Software revenue is recognized upon the shipment of the product provided that persuasive evidence of an arrangement exists, the arrangement fee is fixed and determinable and collection is probable. For arrangements involving multiple elements, the arrangement fee is allocated to each element based on vendor-specific objective evidence ("VSOE") of the fair value of the various elements. VSOE of fair value is determined based on the prices at which the elements are sold separately. If VSOE of fair value exists for all undelivered elements but not for the delivered element, the portion of the arrangement fee allocated to the delivered element is determined using the residual method. If VSOE of fair value does not exist for all of the undelivered elements, the arrangement fee is recognized ratably over the term of the arrangement. For term licenses of one year or less, which include post contract customer support, revenue is recognized ratably over the term of the agreement, unless the only support provided is telephone support, in which case the entire arrangement fee is recognized at the beginning of the term.

     Revenue from maintenance and support contracts is deferred and recognized ratably over the term of the service period. Revenue from training and consulting is recognized as the related services are provided.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains an allowance for doubtful accounts, which reflects our estimate of the amounts owed by customers that customers will be unable to pay. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of customer credit when deemed necessary.

     CONCENTRATION OF CREDIT RISK - The Company's trade receivables and investments do not represent a significant concentration of credit risk at December 29, 2001 due to the wide variety of customers and markets into which the Company's products are sold and their dispersion across many geographic areas.

     CASH EQUIVALENTS - The Company considers all short-term, highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Supplemental cash flow information is as follows (in thousands):

                                                                               YEAR ENDED
                                                                 ------------------------------------
                                                                 DECEMBER 29, DECEMBER 30, JANUARY 1,
                                                                    2001         2000        2000
                                                                 -----------  -----------  ----------
     Cash paid for interest                                       $    449    $  1,131    $  1,645
     Cash paid for (received from) income taxes                       (545)      2,576       1,543
     Assets acquired under capital leases                                -           -         898
     Issuance of stock in OmniView acquisition                           -           -         280
     Acquisition of Transcendent:
          Fair value of assets acquired (including intangibles)          -           -       3,373
          Fair value of common stock issued                              -           -      (1,159)
          Fair value of Transcendent options assumed                     -           -         (44)
          Transaction costs                                              -           -        (354)
          Liabilities assumed                                            -           -       1,816
     Acquisition of Summit Design:
          Fair value of assets acquired (including intangibles)          -      49,842           -
          Fair value of common stock issued                              -     (49,020)          -
          Fair value of Summit Design options assumed                    -      (4,882)          -
          Transaction costs                                              -      (1,136)          -
          Liabilities assumed                                            -      25,350           -
     Acquisition of PADS Software
          Fair value of assets acquired (including intangibles)          -      54,306           -
          Fair value of common stock issued                              -     (23,870)          -
          Fair value of PADS options assumed                             -        (366)          -
          Transaction costs                                              -        (550)          -
          Liabilities assumed                                            -      35,438           -
     Exercise of stock options through issuance of
          stockholders' notes                                            -          -          927

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets (three to five years). Equipment leased under capital leases is amortized over the lesser of its useful life or the lease term.

     CAPITALIZED SOFTWARE COSTS AND PURCHASED TECHNOLOGY - Certain software costs for products and product enhancements are capitalized after technological feasibility has been established. Amortization is provided over estimated lives of four years on a straight-line basis or based on the ratio of current revenues to the total expected revenues in a product's life, if greater. Accumulated amortization was $4,961 and $4,125 at December 29, 2001 and December 30, 2000, respectively. Amortization expense for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 was $965, $1,013 and $966, respectively. Research and development costs and software development costs incurred before technological feasibility has been established are expensed as incurred.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PURCHASED TECHNOLOGY AND OTHER INTANGIBLES - Purchased technology is being amortized over estimated lives ranging from three to four years. Accumulated amortization was $36,224 and $7,320 at December 29, 2001 and December 30, 2000, respectively. Amortization expense for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 was $11,052, $7,031 and $656, respectively.

     GOODWILL AND OTHER ASSETS - Goodwill and other assets consist primarily of goodwill, which represents the excess of the purchase price over identifiable net assets acquired and is being amortized over seven years. Accumulated amortization at December 29, 2001 and December 30, 2000 was $20,503 and $3,085, respectively. Amortization expense for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 was $3,362, $3,304 and $55, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its long-lived assets, including goodwill, purchased technology and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     As part of the Company's review of financial results during the third quarter of 2001, the Company performed an assessment of the carrying values of intangible assets recorded in connection with the acquisitions of PADS Software and Summit Design. This assessment was performed as a result of the current economic downturn and industry trends impacting the Company's current operations and expected future growth rates. The conclusion of that assessment was that the decline in economic conditions within the Company's industry was significant and other than temporary. As a result, the Company recognized pre-tax charges of $32,945 representing write downs to record intangible assets at their estimated fair values. The impaired intangible assets include goodwill, purchased technology, workforce and customer base. The estimated fair value was based on expected future cash flows to be generated, discounted at a rate commensurate with the risks involved.

     INCOME TAXES - The Company provides for deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. The Company establishes valuation allowances to offset temporary deductible differences, net operating loss carryforwards, and tax credits, which are not likely to be realized.

     FOREIGN EXCHANGE CONTRACTS - The Company enters into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables. Realized and unrealized gains and losses on foreign exchange contracts for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 were insignificant. There were no outstanding foreign exchange contracts outstanding as of December 29, 2001.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments held or used by the Company include cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, notes and line of credit payables, foreign exchange contracts, if any, and interest rate swap agreements. The fair values of these instruments, which could change if market conditions change, are based on management's estimates. Management believes that the carrying values of these instruments approximates their fair values.

     INTEREST RATE SWAP AGREEMENT - The net differential to be paid or received under the Company's interest rate swap agreement is accrued as interest rates change and is recognized over the life of the agreement. The Company's interest-rate swap agreement has been recorded at fair value. Changes in the fair value are either recognized periodically in earnings or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values that do not qualify for hedge accounting are reported in earnings.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     Stock-based compensation expense is amortized, using the multiple option method prescribed by Financial Accounting Standards Board Interpretation ("FIN") No. 28 over the option's vesting period.

     NEW ACCOUNTING PRONOUNCEMENTS - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which established accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Adoption of SFAS 133 did not have a material effect on the Company's consolidated financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2002.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that an entity account for business combinations using the purchase method and eliminates the pooling method. In addition, SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. SFAS No.142 requires that goodwill no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and the provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2002 and estimates that the effect of the adoption will be to reduce annual amortization expense by approximately $0.2 million.

     RECLASSIFICATION - Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

2.   ACQUISITIONS

     ACQUISITION BY INNOVEDA OF PADS - On June 2, 2000, Innoveda entered into a merger agreement with PADS. The merger was consummated on September 22, 2000. The merger agreement provided that a wholly owned subsidiary of Innoveda would merge with and into PADS, with PADS surviving as a wholly owned subsidiary of Innoveda following the merger. For the merger, Innoveda issued 6,473 shares of its common stock and paid approximately $1,976 to the PADS stockholders. PADS capital stock outstanding at the merger date was exchanged for shares of Innoveda common stock at the rate of approximately 1.0 to 1.9 per share, plus $0.579 per share in cash. In addition, each outstanding option to purchase shares of PADS common stock was converted into an option to purchase 2.0355 shares of Innoveda common stock, and the option exercise prices were adjusted accordingly.

     The acquisition was accounted for under the purchase method of accounting. The operating results of PADS have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. Goodwill and other intangibles in the amount of approximately $49,069 were capitalized. As a result of the acquisition, $3,053 relating to in-process research and development has been expensed. The goodwill and other intangibles are being amortized over estimated useful lives of three to seven years. In fiscal 2001, the Company recorded an impairment charge related to certain of the assets acquired (see Note 4).

     The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2009. The projected cash flows were discounted using a 17% rate. The valuation of the in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio was calculated by dividing the total expenditures for each project by the total estimated expenditures.

     The value assigned to in-process technology relates primarily to three research projects, Power PCB Next Generation, BlazeDRE and ACT Manufacturing. During the first quarter of 2000, ACT Manufacturing was commercially released. BlazeDRE is expected to be commercially released during the second quarter of fiscal 2002 and Power PCB Next Generation has yet to reach technological feasibility. The nature of the efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including function, features and technical performance requirements.

     Below is a table of the PADS acquisition costs and the purchase price allocation:

     Purchase price:
          Common stock                                          $     23,870
          Stock options                                                  366
          Cash payment to PADS stockholders                            1,976
          Acquisition costs                                              550
                                                               -------------
          Total purchase price                                  $     26,762
                                                               =============

     Purchase price allocation:
          Tangible net assets acquired                          $        657
          Assumed debt                                                (7,381)
          Deferred income taxes                                      (18,208)
          Intangible net assets acquired:
           Purchased technology, assembled workforce,
           customer base, and trademarks                              47,293
          Goodwill                                                     1,776
          In-process research and development                          3,053
          Estimated PADS related severance and shutdown costs           (428)
                                                                -------------
          Total                                                 $     26,762
                                                                =============

     Pursuant to the PADS merger agreement, Innoveda paid all of the assumed debt after the closing.

     The $428 accrued as estimated severance and shutdown costs included involuntary employee separations costs and facilities consolidations. The separation benefits related to one employee, in an administrative function at PADS' corporate headquarters. The facilities consolidation amount related primarily to sales offices to be closed as a result of the acquisition. All such costs have been paid.

     Innoveda recorded merger costs of approximately $493 in restructuring charges relating to the PADS merger. This was primarily comprised of severance payments related to one employee and exit costs to close Innoveda duplicative facilities as a result of the merger.

     BUSINESS COMBINATION OF VIEWLOGIC AND SUMMIT - On March 23, 2000, the stockholders of Viewlogic and the stockholders of Summit approved an Agreement and Plan of Reorganization. Summit was a publicly held company engaged in a business similar to that of Viewlogic. In connection with the business combination contemplated by the Agreement and Plan of Reorganization, (1) each share of Viewlogic common stock and preferred stock issued and outstanding at the effective time of the business combination was converted into 0.67928 (the "Exchange Ratio") of a share of Summit common stock, and (2) each option to purchase shares of Viewlogic Common Stock was converted into an option to purchase Summit common stock based on the Exchange Ratio. The name of the combined company was changed to Innoveda, Inc.

     The business combination was accounted for under the purchase method of accounting and was treated as a reverse acquisition, as the stockholders of Viewlogic received the larger portion of the voting interests in the combined company. Viewlogic was considered the acquirer for accounting purposes and recorded Summit's assets and liabilities based on their estimated fair values. The operating results of Summit have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. Goodwill and other intangibles in the amount of approximately $38,137 were capitalized. As a result of the business combination, $2,400 relating to in-process research and development has been expensed. The goodwill and other intangibles are being amortized over estimated useful lives of three to seven years. In fiscal 2001, the Company recorded an impairment charge related to certain of the assets acquired (see Note 4).

     The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2009. The projected cash flows were discounted using a 25% to 30% rate. The valuation of the in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio was calculated by dividing the total expected expenditures for each project by the total estimated expenditures to achieve technological feasibility.

     The value assigned to in-process technology related to two research projects, Visual HDL 2000 and Visual SLD. The nature of the effort required in the development of the in-process technologies into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including function, features and technical requirements. Visual HDL 2000 represented a major rearchitecture of the two existing Visual HDL products. The new generation product integrates these two existing products along with a newly developed compiler. The Visual SLD research project represented the development of an entirely new product targeted at a customer base not previously approached for the Visual product line. These technologies were combined and commercially released during the fourth quarter of 2000 under the product name Visual Elite.

     Below is a table of Summit acquisition costs and the purchase price allocation (in thousands):

     Purchase price:
          Common stock                                          $     49,020
          Stock options                                                4,882
          Acquisition costs                                            1,136
                                                                -------------
          Total purchase price                                  $     55,038
                                                                =============

     Purchase price allocation:
          Tangible net assets acquired                          $     28,089
          Assets impaired by the Merger                                 (750)
          Deferred income taxes                                      (11,492)
          Intangible net assets acquired:
           Purchased technology, assembled workforce,
           and customer base                                          23,200
          Goodwill                                                    14,937
          In-process research and development                          2,400
          Estimated Summit related severance and shutdown costs       (1,346)
                                                                -------------
      Total                                                     $     55,038
                                                                =============

     The $1,346 accrued as estimated severance and shutdown costs include involuntary employee separations costs and facilities consolidations. The separation benefits related to approximately thirty employees, concentrated in administrative functions at Summit's corporate headquarters. The facilities consolidation amount related primarily to Summit's corporate headquarters facility in Beaverton and other sales offices closed as a result of the acquisition. All such costs have been paid.

     Innoveda recorded approximately $2,243 in merger costs relating to the Summit business combination. This primarily included severance and other costs relating to the consolidation of duplicative facilities as a result of the business combination between Summit and Viewlogic. Other costs relating to property and equipment lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment are also included. Further action was taken to restructure the Innoveda sales and services business in Japan as a result of an exclusive distributor agreement during the first quarter of fiscal 2000. Charges associated with Japanese reorganization include severance and benefit continuance for approximately fourteen employees, costs associated with office closings and subsequent lease termination, and other facility and exit related costs.

     The following table presents the components of the merger costs accrued during the mergers with PADS and Summit and the charges against these reserves through December 29, 2001. All significant amounts have been paid.

                                                                         YEAR ENDED
                              --------------------------------------------------------------------------------------
                                               DECEMBER 30, 2000                           DECEMBER 29, 2001
                              --------------------------------------------------------------------------------------
                                Total         Non-Cash    Amount     Accrual       Non-cash      Amount     Accrual
                                Charge       Write-Off     Paid      Balance       Write-off      Paid      Balance
                              ----------     ---------  ---------   ---------      ----------   --------    --------

     PADS MERGER COSTS
     Severance                 $    250        $    -    $   218     $    32        $     32     $    -      $   -
     Non-cancelable
      commitments                   199             -         29         170               -        170          -
     Capitalized software            44            44          -           -               -          -          -
                              ----------      --------  ---------   ---------      ----------   --------    --------
                               $    493        $   44    $   247     $   202        $     32     $  170      $   -
                              ==========      ========  =========   =========      ==========   ========    ========
     SUMMIT MERGER COSTS
     Severance                 $    780        $    -    $   775     $     5        $      5     $    -      $   -
     Non-cancelable
      commitments                 1,389             -        707         682               -        682          -
     Capitalized software            74            74          -           -               -          -          -
                              ----------      --------  ---------   ---------      ----------   --------    --------
                               $  2,243        $   74    $ 1,482     $   687        $      5     $  682      $   -
                              ==========      ========  =========   =========      ==========   ========    ========
     Totals                    $  2,736        $  118    $ 1,729     $   889        $     37     $  852      $   -
                              ==========      ========  =========   =========      ==========   ========    ========



     The unaudited consolidated results of operations shown below are presented on a pro forma basis and represent the results of Viewlogic, Summit and PADS had the business combinations of these entities occurred at the beginning of the periods presented. This schedule includes all amortization and non-recurring charges for all entities for the periods shown.

                                         YEAR ENDED
                              --------------------------------
                               DECEMBER 30,        JANUARY 1,
                                  2000                2000
                              ------------        ------------
     Revenue                   $  115,404          $  109,434
                              ============        ============
     Net loss                  $  (19,312)         $  (13,010)
                              ============        ============
     Net loss per share
          Basic                $    (0.50)         $    (0.34)
          Diluted              $    (0.50)         $    (0.34)

     The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the mergers been consummated as of the above dates, nor are they necessarily indicative of future operating results.

     On March 1, 1999, the Company purchased certain assets and intellectual property of OmniView, Inc. ("OmniView"). The purchase price consisted of $1,100 in cash, 272 shares of the Company's common stock and acquisition expenses. The purchase price was allocated to the assets acquired based on their fair values with $1,200 to purchased technologies and other intangibles.

     On August 9, 1999, the Company acquired Transcendent Design Technologies ("Transcendent"). Transcendent develops, markets and distributes electro-mechanical design and analysis software. The acquisition was accounted for under the purchase method. The purchase price for the acquisition was 492 shares of Viewlogic common stock, options to purchase 53 shares of Viewlogic common stock and $354 in direct acquisition costs. The purchase price was allocated to the acquired assets and liabilities based on their fair values with $2,700 to purchased technologies and other intangibles.

3.   DEBT

     CREDIT FACILITY - The Company had a $16,000 credit facility with a commercial bank consisting of a $6,000 revolving line of credit ("Line of Credit") and a $10,000 term loan ("Term Loan") (together, the "Credit Facility"). For the fiscal quarter ended June 30, 2001, the Company did not meet certain financial covenants under its Credit Facility. Effective September 29, 2001, the Company and the lender have amended the terms and conditions of its Term Loan and its Line of Credit to revise certain covenants and provide a waiver for past violations. Under this amendment, the Term Loan portion of the Credit Facility remains in place with the repayment schedule unchanged, and the Line of Credit portion of the Credit Facility has been reduced to approximately $431 to cover only existing letters of credit issued by the lender at the request of the Company. Borrowings under the Credit Facility are secured by substantially all of Innoveda's assets. The amended Credit Facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to maintaining certain levels of profitability, deferred revenue, working capital ratio and debt service coverage ratio.

     Interest rates on the Line of Credit and the Term Loan are determined, at the option of the Company, for varying periods. The Company may elect to have the interest rate based on the bank's prime rate or based on the LIBOR rate at the time of the election, depending on the Company's leverage financial ratio, as defined, in the Credit Facility. The interest rate on the Line of Credit at December 30, 2000 was 10%. The interest rates on the Term Loan at December 29, 2001 and December 30, 2000 were 4.7% and 9.2%, respectively. Payments of principal outstanding under either the Line of Credit or the Term Loan expire by September 30, 2003. A payment of $1,000 is due in the first quarter of fiscal 2002. Successive payments of $1,000 are due each quarter through the fourth quarter of 2002, and $1,375 and $375 are due in the first and third quarters of fiscal 2003, respectively.

     As required under the Credit Facility, the Company entered into a no fee interest rate-swap agreement with a bank to reduce the impact of changes in interest rates on its floating rate Credit Facility. This agreement effectively converts the whole floating-rate obligation into a fixed-rate obligation of 7.4% for a period of 60 months, expiring on March 31, 2003. The notional principal amount of the interest rate-swap agreement is $5,750 as of December 29, 2001. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate-swap agreement.

     Certain information with respect to line-of-credit borrowings is as follows:

                                                          WEIGHTED-
                                                           AVERAGE           MAXIMUM            AVERAGE
                                                          INTEREST            AMOUNT             AMOUNT
                                                            RATE           OUTSTANDING        OUTSTANDING
                                                        ------------      -------------     ---------------
     Period December 31, 2000 to December 29, 2001             -                   -                 -
     Period January 2, 2000 to December 30, 2000             9.2%            $ 3,500             $ 407

     Under all debt agreements, minimum repayments are due as follows as of December 29, 2001:

     FISCAL YEARS

     2002                                                 $ 4,000
     2003                                                   1,750
                                                          -------
     Total                                                $ 5,750
                                                          =======

     The Credit Facility also calls for other mandatory repayments: (a) after the end of each fiscal year in the case that cash flow leverage, as defined in the Credit Facility, is greater than two times, 50% of the excess cash flow as defined in the Credit Facility, (b) upon availability of cash from the net proceeds of any sale of certain of the Company's assets, and (c) proceeds from settlements for casualty insurance policies greater than $250.

     Open interest rate contracts are reviewed regularly by the Company to ensure that they remain effective as hedges of interest rate exposure. The fair value obligation of the interest rate-swap agreement was approximately $159 as of December 29, 2001 and has been recorded as a liability.

     CAPITAL LEASES - The Company is obligated under capital leases for its phone system, computer equipment and software that will expire during fiscal 2002. The recorded value of the assets was $1,173 and $1,232 as of December 29, 2001 and December 30, 2000, respectively. The related accumulated amortization on these assets was $985 and $636 as of December 29, 2001 and December 30, 2000, respectively.

     Future aggregate minimum annual lease payments under capital leases at December 29, 2001 was $303 of which $33 represented interest and $270 represented principal to be paid by December 28, 2002.

4.   RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

     In August 2001, Innoveda, in response to significant negative economic trends, implemented a restructuring and streamlining of company operations.

     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company reviews the carrying value of intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value. During the third quarter of 2001, the Company wrote down approximately $32,945 of impaired long-lived assets related to the goodwill, purchased technology, workforce and customer base associated with the acquisitions of PADS Software and Summit Design. Based on the declining historical and forecasted operating results of such intangible assets as they relate to earlier estimates and the general economic trends of the EDA industry as a whole, their estimated value to the Company has decreased. Based on the Company's expectation of future undiscounted net cash flows, these assets have been written-down to their net realizable value.

     RESTRUCTURING COSTS
     As a result of the restructuring, the Company recorded charges of $5,271. The restructuring costs include workforce reductions, closing facilities, reducing space in other facilities and asset write-downs.

     The restructuring program resulted in the reduction in workforce of approximately one hundred forty employees across all business functions and geographic regions. The workforce reductions were substantially completed by the end of the third quarter of 2001. The Company recorded a workforce reduction charge of $2,267 relating primarily to severance, fringe benefits and outplacement services.

     The Company also recorded a restructuring charge of $1,511 relating to lease terminations, non-cancelable lease costs, and excess facility space. These facility costs relate to business activities that have been exited or restructured. In addition, the restructuring charge includes an additional $408 in professional fees, travel expenses and other related costs incurred in connection with the restructuring activities and a $1,085 restructuring charge related to certain fixed assets that became impaired as a result of the decision to reduce the workforce and close facilities.

     The following table sets forth an analysis of the components of the restructuring and intangible asset impairment charges. The table indicates payments made against the reserve through December 29, 2001.

                                               TOTAL         NON-CASH           AMOUNT              DECEMBER 29, 2001
                                              ACCRUAL        WRITE-OFF           PAID                ACCRUAL BALANCE
                                           ------------    ------------       ----------          --------------------
     Impairment of intangibles             $     32,945    $     32,945       $        -          $                  -
     Disposal of fixed assets                     1,085           1,085                                              -
     Severance and related expenses               2,267               -            2,152                           115
     Lease commitment and related fees            1,511               -              293                         1,218
     Other                                          408               -              201                           207
                                           ------------    ------------       ----------          --------------------
                                           $     38,216    $     34,030        $   2,646          $              1,540
                                           ============    ============       ==========          ====================

     All remaining amounts are expected to be paid by the end of fiscal 2002.

     PITTSBURGH OFFICE CLOSURE
     In May 2001, the Company closed an office in Pittsburgh, Pennsylvania and transferred the operations to other offices in the United States and overseas. The total charge of $594 consists of intangible asset and fixed asset impairment charges of $415, $64 of severance related to the termination of six employees and $115 of other costs incurred due to the closure. All remaining amounts are expected to be settled by the end of fiscal 2002.

                                             TOTAL        NON-CASH          AMOUNT         DECEMBER 29, 2001
                                            ACCRUAL       WRITE-OFF          PAID           ACCRUAL BALANCE
                                          ----------    ------------       ---------      --------------------
     Impairment of intangibles
       and fixed assets                   $      415    $        415       $       -      $                  -
     Severance                                    64               -              64                         -
     Lease commitment                             48               -              48                         -
     Other                                        67               -              33                        34
                                          ----------    ------------       ---------      --------------------
                                          $      594    $        415       $     145      $                 34
                                          ==========    ============       =========      ====================

5.   STOCKHOLDERS' EQUITY

     PREFERRED STOCK - The Company has 5,000 shares of Preferred Stock authorized, of which there are no shares outstanding. The Board of Directors has the authority to issue these shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued and undesignated shares of Preferred Stock and to fix the number of shares constituting any series and the designations of such series, without any future vote or action by the stockholders.

     REDEEMABLE, CONVERTIBLE PREFERRED STOCK -Viewlogic had authorized 22,000 shares of $.001 par value, redeemable, convertible preferred stock ("Preferred Stock") of which 17,000 were designated as Series A Voting Preferred Stock ("Series A") and 5,000 were designated as non-voting Series A-1 Preferred Stock ("Series A-1"). At January 1, 2000, 11,382 shares of Series A and 4,618 shares of Series A-1 were issued and outstanding. Effective with the business combination of Viewlogic and Summit, all Series A and Series A-1 shares were converted into shares of the Company's common stock.

     STOCK REPURCHASE PROGRAM - Under a stock repurchase program announced in October 2000, the Company was authorized to purchase up to 2,000 shares of its common stock from time to time on the open market or pursuant to negotiated and block transactions. The repurchased shares are being held as treasury shares and are authorized for use in the Company's stock option plans, employee stock purchase plans and for general corporate purposes. The authorization expired in October 31, 2001. The Company purchased 209 shares of common stock in 2001 at an aggregate cost of $831 and 341 shares of common stock in 2000 at an aggregate cost of $832.

     STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

     2000 STOCK INCENTIVE PLAN - On May 31, 2000 the Board of Directors adopted the Amended and Restated 2000 Stock Incentive Plan (the "2000 Plan"). On July 13, 2000, the stockholders approved the 2000 Plan. Under the 2000 Plan either shares of the Company's common stock or options to purchase shares of the Company's stock may be issued at the discretion of the Company's Board of Directors. The initial 4,500 shares authorized to be issued under the 2000 Plan increase automatically by 2,000 shares annually during the 2000 Plan's existence. In addition, up to 2,400 shares which were previously available for issuance under the Summit Design 1994 Stock Plan, the Summit Design 1997 Non-Statutory Stock Plan and the Viewlogic Systems, Inc. 1998 Stock Incentive Plan (collectively, the "Prior Plans") may be issued under the 2000 Plan. No more than 500 shares of stock can be awarded to a single employee in any calendar year. Options generally vest over a period of four years and expire after ten years. Options granted to certain officers are exercisable when granted; however, the shares are subject to repurchase rights by the Company at the exercise price. The Company's right to repurchase the shares generally lapses ratably over four years.

     1998 STOCK INCENTIVE PLAN - The Company has the Viewlogic Systems, Inc. 1998 Stock Incentive Plan (the "1998 Plan"). Under the 1998 Plan, the Company may issue stock or options to purchase shares at the discretion of the Company's Board of Directors. The initial 4,521 shares authorized to be issued under the 1998 Plan increase automatically by five percent of the original shares authorized annually during the 1998 Plan's existence. No more than 883 shares of stock can be awarded to a single employee in any calendar year. Options generally vest over a period of four years and expire after ten years. Options granted to certain officers are exercisable when granted; however, the shares are subject to repurchase rights by the Company at the exercise price. The Company's right to repurchase the shares generally lapses ratably over four years.

     OTHER STOCK OPTION PLANS - The Company has the Incentive Stock Option Plan ("1994 Plan"), 1996 Director Option Plan (the "Director Plan") and the 1997 Non-statutory Stock Option Plan ("Non-statutory Plan") pursuant to which the Company may grant options to employees and consultants. Under the terms of the 1994 Plan, the option price is determined as the fair value of the Company's common stock at the time the option is granted. Under the 1994 Plan, 3,447 shares of common stock are authorized for issuance. Options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the date of grant. Options granted under the Non-statutory Plan will be non-statutory stock options and are not intended to qualify as incentive stock options within the meaning of
     Section 422 of the Internal Revenue Code. Non-statutory options generally vest 25% twelve months after the date of grant and the remainder at 1/48th of the grant amount in each successive month thereafter. Options expire no later than 10 years after the grant date.

     There were 1,519 shares of common stock reserved for the grant of stock options under all Plans at December 29, 2001, subject to certain limitations as discussed above.

     The following is a summary of option activity under all plans:

                                                                 Weighted-
                                                 Number           Average
                                                   of             Exercise
                                                 Shares            Price
                                              -----------        ----------

     Outstanding at January 2, 1999                 3,674        $     0.49
       Granted                                        469              1.00
       Exercised                                   (1,955)             0.49
       Assumed Transcendent options                    57              2.25
       Forfeited                                     (225)             0.60
                                              -----------
     Outstanding at January 1, 2000                 2,020              0.65
       Granted                                      3,753              3.42
       Exercised                                     (504)             1.35
       Assumed options from acquisitions            2,715              4.42
       Forfeited                                   (1,286)             3.36
                                              -----------
     Outstanding at December 30, 2000               6,698              3.17
       Granted                                      5,320              1.63
       Exercised                                     (292)             0.57
       Forfeited                                   (1,678)             3.11
                                              -----------
     Outstanding at December 29, 2001              10,048        $     2.46
                                              ===========

     The following are the shares exercisable at the corresponding weighted average exercise price at December 29, 2001, December 30, 2000 and January 1, 2000, respectively: 3,412 at $3.20, 1,807 at $3.37 and 479 at $0.68. The
     weighted-average grant date fair value for options granted for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 was $1.46, $2.28 and $1.31, respectively.

     At December 29, 2001, 2,809 shares issued upon the exercise of options by certain officers of the Company were subject to repurchase by the Company at the exercise price.

     The following table sets forth information regarding options outstanding as of December 29, 2001:

                  OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                 ---------------------                             ---------------------
                                   WEIGHTED -                            -
                                    AVERAGE        WEIGHTED -                    WEIGHTED
                                  CONTRACTUAL       AVERAGE                      AVERAGE
     RANGE OF EXERCISE            PERIODS IN       EXERCISE                      EXERCISE
         PRICES         SHARES      YEARS           PRICE           SHARES         PRICE
     ----------------  --------   -----------     -----------     ---------   ------------

         0.31 -  0.67       808       7.02            0.50           551          0.49
         0.80 -  1.99     3,223       9.54            1.13           349          0.99
         2.06 -  2.95     2,936       8.84            2.39           880          2.44
         3.00 -  3.98     2,213       8.21            3.51         1,077          3.50
         4.00 -  5.57       513       8.28            4.78           222          4.92
         6.50 -  7.45        49       7.39            6.77            33          6.74
         8.13 -  8.44        71       5.92            8.16            66          8.14
         9.00 - 17.00       235       5.71           10.84           234         10.84
                       --------                                   --------
                         10,048                                    3,412
                       --------                                   --------


     For financial reporting purposes, the deemed fair value of the common stock at the dates of grants resulted in deferred compensation expense of $431 for the year ended January 1, 2000 and $1,918 for the year ended January 2, 1999. These charges are being recognized ratably over the vesting period. Compensation expense recognized amounted to $587, $588 and $531 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

     2000 EMPLOYEE STOCK PURCHASE PLAN - On May 16, 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("2000 Purchase Plan"). The 2000 Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue code, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their base salary up to a maximum of $25 of common stock for all purchase periods ending within any calendar year. The price of common stock purchased under the 2000 Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first day of each 24-month offering period or the last day of the applicable six-month purchase period. The Company reserved 700 shares of common stock for issuance under the 2000 Purchase Plan, all of which are expected to have been purchased by March 1, 2002. The Company plans to seek in 2002 Board of Director and shareholder approval for an additional 1,100 shares to be reserved for issuance under the plan.

     PRO FORMA DISCLOSURES - As described in Note 1, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost been determined based on the fair value at the grant dates consistent with the method required by FASB Statement 123, the Company's net income (loss) and net income (loss) per share would have been:


                                                   YEAR ENDED
                                    ----------------------------------------
                                    DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                       2001             2000       2000
                                    ------------   ------------   ----------

     Net income (loss)              $    (44,415)  $    (11,948)  $      197

     Net income (loss) per
      common share:
       Basic                               (1.13)         (0.42)        0.05
       Diluted                             (1.13)         (0.42)        0.01

     For purposes of the pro forma disclosures, the fair value of the options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option pricing model.

     Key assumptions used to apply this pricing model are as follows for the periods presented:

                                                                  YEAR ENDED
                                                   ------------------------------------------
                                                   DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                                      2001            2000          2000
                                                   ------------   ------------   ------------

     Risk-free interest rate                         5.2% - 6.7%    5.2% - 6.7%    5.3% - 6.3%
     Expected life of option grants                     4 years        4 years        4 years
     Expected volatility of underlying stock                 97%            90%            59%
     Expected dividend payment rate                           -              -              -

6.   INCOME TAXES

     The components of income (loss) before income taxes consisted of the following:

                                                         YEAR ENDED
                                         ----------------------------------------
                                         DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                            2001           2000          2000
                                         ------------   ------------   ----------

     Domestic                            $    (52,084)  $     (8,483)  $      124
     Foreign                                   (4,252)          (876)         416
                                         ------------   ------------   ----------
     Total Income (Loss) Before Taxes    $    (56,336)  $     (9,359)  $      540
                                         ============   ============   ==========

      The provision (benefit) for income taxes consisted of the following:

                                                                         YEAR ENDED
                                                         -------------------------------------------
                                                           DECEMBER 29,   DECEMBER 30,    JANUARY 1,
                                                               2001          2000            2000
                                                         --------------   ------------   -----------
     Current:
      Federal                                            $          977   $      6,717   $        --
      State                                                         331             --            --
      Foreign                                                      (543)           472           250
                                                         --------------   ------------   -----------
     Total                                                          765          7,189           250

     Deferred:
      Federal                                                   (12,570)        (5,380)           51
      State                                                      (2,038)            --            --
      Foreign                                                       144             --           (20)
                                                         --------------   ------------   -----------
     Total                                                      (14,464)        (5,380)           31

     Total provision (benefit) for income taxes          $      (13,699)  $      1,809   $       281
                                                         ==============   ============   ===========

     A reconciliation between the statutory U.S. federal income tax and the Company's effective tax rate for the respective years is as follows:

                                                                     YEAR ENDED
                                                     -------------------------------------------
                                                       DECEMBER 29,     DECEMBER 30,  JANUARY 1,
                                                          2001             2000          2000
                                                     --------------   ------------   -----------

     U.S. federal statutory rate%                             (35.0)%        (35.0)%       35.0
     State taxes - net of federal tax benefit                  (1.0)          (4.0)           -
     Foreign taxes                                              2.1            5.0         15.6
     Goodwill amortization                                      7.4           21.6            -
     In-process research and development                          -           22.7            -
     Amortization of stock compensation                         0.4            2.4            -
     Other items                                                1.8            6.6          1.4
                                                     --------------   ------------   -----------
     Total%                                                   (24.3)%         19.3         52.0
                                                     ==============   ============   ===========

     Deferred tax assets and liabilities consisted of the following:

                                                                      YEAR ENDED
                                                   --------------------------------------------------
                                                    DECEMBER 29,      DECEMBER 30,        JANUARY 1,
                                                       2001              2000               2000
                                                   -------------    --------------     --------------

     Current assets:
       Accounts receivable                         $         764    $        1,871     $         537
       Deferred compensation                                 427             1,561               504
       Foreign net operating loss carryforwards            1,050             1,123               301
       Depreciation and amortization                       1,044             1,061                 -
       In-process research and development                     -               949                 -
       Deferred revenue                                      408                 -                 -
       Other items                                           267                61                 -
                                                   -------------    --------------     -------------
     Total current assets                          $       3,960    $        6,626     $       1,342
                                                   -------------    --------------     -------------

     Noncurrent liabilities:
       Purchased technology                        $       8,749    $       24,516     $         993
       Capitalized software costs                            901             2,233               822
       Depreciation and amortization                           -               230               530
       Deferred revenues                                       -               212                 -
       Other                                                 363               451                48
                                                   --------------   --------------     -------------
     Total liabilities                             $      10,013    $       27,642     $       2,393
                                                   --------------   --------------     -------------

     Total net tax deferred liability              $      (6,053)   $      (21,016)    $      (1,051)
                                                   =============    ==============     =============

     No valuation allowance is required as the deferred tax assets are expected to be fully realized.

7.   COMMITMENTS AND CONTINGENCIES

     LEASES - The Company leases its principal office facilities and certain computer equipment under non-cancelable operating leases expiring on various dates through 2006. The Company's headquarters office lease is through 2002. The lease includes three two-year renewal options to extend the lease through 2008. The lease contains a three-month rental abatement and a rental escalation clause, the effects of which are being recognized ratably over the lease term. At December 29, 2001, future minimum lease payments under these non-cancelable leases were approximately as follows:
     2002, $4,732; 2003, $2,836; 2004, $1,852; 2005, $1,456; and 2006, $272. The
     Company leases other office facilities under operating lease agreements for which lease terms are one year or less. Total rent expense was approximately $4,569, $3,572 and $2,232 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

     CONTINGENCIES - The Company is involved in certain legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial condition or operating results.

8.   RELATED PARTY TRANSACTIONS

     SALE OF VIRSIM PRODUCT LINE - On July 28, 2000, the Company entered into an agreement with Synopsys, Inc. By virtue of its ownership interest in the Company, Synopsys may be deemed to be affiliated with Innoveda. Synopsys agreed to acquire Innoveda's VirSim electronic design software tool and certain related assets for a purchase price of $7,000. The sale was completed on August 2, 2000. There was no gain or loss on the sale as the proceeds were offset by the related write-off of the goodwill and other intangible assets that were recorded from the business combination of Summit and Viewlogic in March 2000. This transaction resulted in an additional tax provision of approximately $1,500 in 2000.

     ROYALTY AGREEMENTS - On October 2, 1998, the Company entered into two OEM agreements with Synopsys pursuant to which the Company has the right to resell certain Synopsys software. The agreements are for two and three years and are automatically renewed on a year-to-year basis thereafter. Under these agreements, the Company paid royalties to Synopsys of $1,315, $2,279, and $1,890 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. In fiscal 2001, the two year agreement with Synopsys was renewed. The three year agreement with Synopsys was terminated in fiscal 2001.

     MINORITY STOCKHOLDERS - The minority stockholder in PADS Asia, a subsidiary of the Company, is entitled to receive annually a performance bonus based on PADS Asia's operations. The bonus amounted to $72 for the year ended December 30, 2000. At December 29, 2001 and December 30, 2000, total amounts payable to minority stockholders amounted to $57 and $66, respectively. Additionally, PADS Asia had sales to the minority stockholder of $67 for the year ended December 30, 2000.

     OTHER RELATED PARTY TRANSACTIONS - Expensed fees for contract software development paid to an employee-owned company amounted to $1,913 and $429 for years ended December 29, 2001 and December 30, 2000, respectively.

     In connection with the exercise of certain stock options, the Company became the holder of a promissory note made by each of the executive officers listed below. The notes bear no interest and are secured by a pledge of the restricted shares issued upon the exercise of those stock options. Each note must be repaid prior to the sale of the shares securing that note, and in any event within three months after termination of the executive's employment with the Company. In the event of default under the promissory note, if the value of the restricted shares is not sufficient to insure full payment of the promissory note, the maximum liability of each individual is limited to the lesser of one-half of the original principal amount of their promissory note and the then current balance under the promissory note. Throughout fiscal
     2001 and 2000, the principal balance of each promissory note was $418 for Mr. Herman, Chief Executive Officer; $330 for Mr. Lucier,
     President; $22 for Ms. Cassidy, Vice-President of Human Resources; $69 for Mr. Johnson, Vice-President of Business Development and Chief Legal Officer and $88 for Mr. O'Brien, Vice-President and Chief Financial Officer.

9.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables sets forth selected quarterly financial information:

                                                                                QUARTERS ENDED
                                                       --------------------------------------------------------------
                                                        DECEMBER 29,       SEPTEMBER 29,       JUNE 30,      MARCH 31,
                                                           2001                2001              2001          2001
                                                       --------------------------------------------------------------
     Revenue                                             $    22,050         $    20,032       $22,077       $ 27,258
     Operating income (loss)                                     129             (44,083)       (8,885)        (3,059)

     Net income (loss)                                           958             (34,751)       (6,737)        (2,107)
     Net income (loss) per share - Basic                        0.02               (0.89)        (0.17)         (0.05)
     Net income (loss) per share - Diluted                      0.02               (0.89)        (0.17)         (0.05)

                                                                                QUARTERS ENDED
                                                       --------------------------------------------------------------
                                                        DECEMBER 30,        SEPTEMBER 30,      JULY 1,        APRIL 1,
                                                           2000                 2000            2000           2000
                                                       --------------------------------------------------------------
     Revenue                                             $    30,811         $    23,103       $21,560       $ 14,385
     Operating loss                                              (16)             (2,878)         (944)        (5,199)

     Net loss                                                 (1,243)             (4,814)         (669)        (4,442)
     Net loss per share - Basic                                (0.03)              (0.14)        (0.02)         (0.57)
     Net loss per share - Diluted                              (0.03)              (0.14)        (0.02)         (0.57)

10.  SEGMENT INFORMATION

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision-makers, as defined under SFAS No. 131, is its executive management team.

     The Company views its operations and manages its business as principally one segment with three distinct product groups: Printed Circuit Board Design ("PCB"), System Level Design ("SLD"), and Electromechanical Design ("EM"). Due to mid-year acquisitions in 2000 which, in part, created the distinct product groups, it is not practicable to present periods prior to the year ended December 29, 2001.for the current product lines on this basis. Revenues for each of the categories for the fiscal year ended December 29, 2001 are as follows:

                                       PRINTED            SYSTEM          ELECTRO-
                                    CIRCUIT BOARD         LEVEL          MECHANICAL
                                       DESIGN             DESIGN           DESIGN         CONSOLIDATED
                                  -----------------    -------------    -------------    ---------------
     REVENUE:
     Software                     $          32,882    $       9,913    $       1,671    $        44,466
     Services and other                      30,080           14,144            2,727             46,951
                                  -----------------    -------------    -------------    ---------------
         Total revenue            $          62,962    $      24,057    $       4,398    $        91,417

     Revenue consists of software sales, maintenance, and services. Summarized information about the Company's operations by geographic area for the periods stated are as follows:

                                        NORTH
                                       AMERICA            EUROPE              JAPAN          CONSOLIDATED
                                     ------------     -------------      --------------      -------------
     December 29, 2001:
       Revenue                       $     60,520     $      21,299      $        9,598      $     91,417
       Long-lived assets             $     33,135     $       1,842      $           31      $     35,008

     December 30, 2000:
       Revenue                       $     65,979     $      11,740      $       12,140      $     89,859
       Long-lived assets             $     83,123     $       1,966      $           50      $     85,139

     January 1, 2000:
       Revenue                       $     40,225     $       8,820      $        4,454      $     53,499
       Long-lived assets             $     10,455     $         284      $          593      $     11,332

     No customer accounted for more than 10% of revenue for the years ended December 29, 2001, December 30, 2000 and January 1, 2000.

11.  RETIREMENT SAVINGS PLAN

     The Company has a 401(k) retirement savings plan under which domestic employees are allowed to contribute a certain percentage of their pay. The Company matches 50% of employee elected pretax contributions, up to an annual maximum. In addition, as part of the PADS and Summit mergers, the Company acquired the former 401(k) retirement plans from those companies. No further employee contributions were accepted after the respective merger dates. Employer contributions for all plans amounted to $643, $235 and $286, respectively, for the years ended December 29, 2001, December 30, 2000 and January 1, 2000.

12.  EARNINGS PER SHARE

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect, if dilutive, of outstanding stock options using the treasury stock method and the assumed conversion of preferred stock. Although Summit Design is the surviving legal entity after the March 2000 business combination and the legal acquirer, for accounting purposes the Summit Design business combination was treated as an acquisition of Summit Design by Viewlogic. The weighted average number of common shares outstanding has been adjusted for all periods reported in the table below to reflect the Summit Design exchange ratio of 0.67928.

                                                                             YEAR ENDED
                                                       ----------------------------------------------------
                                                         DECEMBER 29,        DECEMBER 30,       JANUARY 1,
                                                             2001                2000              2000
                                                       ----------------    ----------------    ------------

     Net income (loss)                                     $    (42,637)        $   (11,168)       $    259
                                                       ================    ================    ============

     Weighted-average number of shares - basic                   39,224              28,252           3,938
     Assumed number of shares issued from:
          Dilutive effects of stock options                           -                   -             780
          Assumed conversion of Preferred Stock                       -                   -          10,868
                                                       ----------------    ----------------    ------------

     Weighted-average number of shares - diluted                 39,224              28,252          15,586
                                                       ================    ================    ============

     Net income (loss) per share - basic                   $      (1.09)        $     (0.40)       $   0.07
                                                       ================    ================    ============

     Net income (loss) per share - diluted                 $      (1.09)        $     (0.40)       $   0.02
                                                       ================    ================    ============

     For the years ended December 29, 2001, December 30, 2000 and January 1, 2000, there were 6,056, 6,698 and 1,239 anti-dilutive weighted average potential common shares, respectively, not included in the table above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2002, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2001, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2002, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2001, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2002, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2001, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2002, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2001, is incorporated herein by reference.

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

(a)(2) FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, filed as part of this Form 10-K should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent accountants filed herewith:

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

(b) REPORTS ON FORM 8-K

Innoveda did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2002.

                                                INNOVEDA, INC.
                                                By: /s/ Kevin P. O'Brien
                                                Kevin P. O'Brien
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title                                           Date

/s/ William J. Herman     Chairman of the Board and Chief Executive       March 29, 2002
---------------------     Officer (Principal Executive Officer)
William J. Herman

/s/ Kevin P. O'Brien      Vice President of Finance and Chief             March 29, 2002
--------------------      Financial Officer, Finance and Administration
Kevin P. O'Brien          (Principal Financial Officer and Principal
                          Accounting Officer)

/s/ William V. Botts      Director                                        March 29, 2002
--------------------
William V. Botts

/s/ Lorne J. Cooper       Director                                        March 29, 2002
-------------------
Lorne J. Cooper

/s/ Steven P. Erwin       Director                                        March 29, 2002
-------------------
Steven P. Erwin

/s/ Keith B. Geeslin      Director                                        March 29, 2002
--------------------
Keith B. Geeslin

/s/ Hiroshi Hashimoto     Director                                        March 29, 2002
---------------------
Hiroshi Hashimoto

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at       Additions        Deductions       Balance at
                                                   Beginning                            from            End of
                                                   of Period                          Reserves          Period
                                                  ------------     -----------      ------------     ------------
For the fiscal year ended December 29, 2001       $      2,034     $       455      $        613     $      1,876
Allowance for doubtful accounts                   ============     ===========      ============     ============

For the fiscal year ended December 30, 2000
Allowance for doubtful accounts                   $      1,465     $       831(1)   $        262     $      2,034
                                                  ============     ===========      ============     ============

For the fiscal year ended January 1, 2000
Allowance for doubtful accounts                   $      1,357     $       747      $        639     $      1,465
                                                  ============     ===========      ============     ============

(1) Amounts represent allowances of $379 and $452 obtained through the acquisition of Summit Design and the merger with PADS Software.

EXHIBIT INDEX

Exhibit No Description

2.1(1) Agreement and Plan of Merger and Reorganization, dated as of June 2, 2000, by and among the Registrant, Innovative Software, Inc., PADS Software, Inc. and Kyoden Company, Ltd.

2.2(9) Agreement and Plan of Reorganization dated as of September 16, 1999 by and between the Registrant, Hood Acquisition Corp. and Viewlogic Systems Inc.

3.1(2) Amended and Restated Certificate of Incorporation of the Registrant, as amended.

3.2(3)     Amended and Restated By-laws of the Registrant.

4.1(7) Specimen stock certificate representing common stock, $.01 par value per share, of the Registrant.

10.1(4) Form of Indemnification Agreement between the Registrant each of William V. Botts and Steven P. Erwin.

10.2(4)*   1994 Stock Plan, as amended.

10.3(4)*   1996 Director Option Plan.

10.4(5)*   Amended and Restated 2000 Stock Incentive Plan.

10.5(5)*   2000 Employee Stock Purchase Plan.

10.6(11)*  Employment Agreement between the Registrant and Guy Moshe dated May
           28, 2000.

10.7(4)+ Distributor Agreement between the Registrant and Seiko Instruments, Inc., dated February 1, 1996.

10.12(10)* TriQuest Design Automation, Inc. 1995 Stock Option Plan.

10.8(10)*  Simulation Technologies Corp. 1994 Stock Option Plan and form of agreement thereto.

10.9(8)*   1997 Non-Statutory Stock Option Plan and form of agreement thereto.

10.10(6)+  Term Sheet Agreement between the Registrant and Seiko Instruments,
           Inc.

10.11(1) Software Purchase Agreement and Source Code License Grant-Back between the Registrant, Innoveda Minnesota Holdings, Inc., Synopsys, Inc. and Synopsys International Limited dated July 28, 2000.

10.12(9)*  Viewlogic 1998 Stock Incentive Plan, as amended, and form of agreements thereto.

10.13(9)*  Transcendent Design Technology, Inc. Restricted Stock Plan and form of agreements thereto.

10.14(9)*  Transcendent Design Technology, Inc. Stock Option Plan and form of agreements thereto.

10.15(9)*  Employment Agreement between Viewlogic and Richard G. Lucier dated
           October 2, 1998.

10.16(9)*  Employment Agreement between Viewlogic and William J. Herman dated
           October 2, 1998.

10.17(9)   VCS OEM Agreement between Viewlogic and Synopsys dated October 2,
           1998.

10.18(9)   FPGA OEM Agreement between Viewlogic and Synopsys dated October 2,
           1998.

10.19(9) Software Assignment and License Agreement between Viewlogic and Synopsys dated October 2, 1998.

10.20(9) Patent Assignment and Cross-License Agreement between Viewlogic and Synopsys dated October 2, 1998.

10.21(9) Blast Software License and Assignment Agreement between Viewlogic and Synopsys dated October 2,1998.

10.22(1) Amended and Restated Loan Agreement among the Registrant, Viewlogic, Fleet National Bank, as Agent and a Lender and the other financial institutions now or hereafter parties hereto, dated July 31, 2000

10.23(9) Office Lease Agreement between Viewlogic and Rosewood III Associates Limited Partnership, as amended, dated November 16, 1989

10.24(9)*  Secured Promissory Note by Paula J. Cassidy and John F. Cassidy in
           favor of Viewlogic dated August 11, 1999.

10.25(9)*  Secured Promissory Note by Peter T. Johnson and Andrea R. Johnson in
           favor of Viewlogic dated August 11, 1999.

10.26(9)*  Secured Promissory Note by William J. Herman in favor of Viewlogic dated August 11, 1999.

10.27(9)*  Secured Promissory Note by Richard G. Lucier in favor of Viewlogic dated August 12, 1999.

10.28(9)*  Secured Promissory Note by Kevin P. O'Brien in favor of Viewlogic dated August 11, 1999.

10.29(12)* Amendment dated September 25, 2001 to Secured Promissory Note by
           Paula Cassidy and John Cassidy in favor of Viewlogic dated August 11, 1999

10.30(12)* Amendment dated September 25, 2001 to Secured Promissory Note by
           William J. Herman in favor of Viewlogic dated August 11, 1999

10.31(12)* Amendment dated September 25, 2001 to Secured Promissory Note by
           Peter T. Johnson and Andrea R. Johnson in favor of Viewlogic dated August 11, 1999

10.32(12)* Amendment dated September 25, 2001 to Secured Promissory Note by
           Richard G. Lucier in favor of Viewlogic dated August 12, 1999

10.33(12)* Amendment dated September 25, 2001 to Secured Promissory Note by
           Kevin P. O'Brien in favor of Viewlogic dated August 11, 1999

10.34(16)  Second Amendment and Waiver effective September 29, 2001 by and
           Between Innoveda, Inc. and Fleet National Bank.

10.35      Form of Executive Stock Option Agreement

10.36      Severance Agreement with Gary Kiaski

21.1       Subsidiaries of the Registrant.

23.1       Consent of Deloitte & Touche LLP

24.1 Power of Attorney (included in the signature page of this Registration Statement).

----------

   (1.) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-42814) as declared effective by the Securities and Exchange Commission (the "Commission") on August 11, 2000

   (2.) Incorporated by reference to (i) the Registrant's Registration Statement on Form S-1 (File No. 333-06445) as declared effective by the Commission on October 17, 1996, (ii) the Registrant's Current Report on Form 8-K dated March 23, 2000 as filed with the Commission on April 7, 2000 and (iii) the Registrant's Registration Statement on Form S-8 (File No. 333-43582) as filed with the Commission on August 11, 2000

   (3.) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 as filed with the Commission on August 14, 1997

   (4.) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-06445) as declared effective by the Securities and Exchange Commission on October 17, 1996

   (5.) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A as filed with the Commission on June 9, 2000

   (6.) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Commission on March 31, 1998

   (7.) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 23, 2000 as filed with the Commission on April 7, 2000

   (8.) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-47545) as filed with the Commission on March 9, 1998

   (9.) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-89491) as declared effective by the Commission on February 14, 2000

   (10.) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-47481) as filed with the Commission on March 6, 1998

   (11.) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 as filed with the Commission on March 30, 2001

   (12.) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 as filed with the Commission on November 13, 2001

+ Documents for which confidential treatment has been granted.
* Indicates management compensatory plan, contract or arrangement