Form 10-K/A
period 2001-12-29
INNOVEDA INC
filed 2002-04-26
CIK 925072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                              --------------------

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________


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

            293 BOSTON POST ROAD WEST, MARLBORO, MASSACHUSETTS 01752
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

As of February 28, 2002, Registrant had outstanding 39,874,760 shares of Common Stock.

                                EXPLANATORY NOTE

         Innoveda, Inc. ("Innoveda"; the "Company"; or the "Registrant") is filing this Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, as filed with the Securities and Exchange Commission (the "SEC"; or the "Commission") on March 29, 2002, for the purpose of amending and restating in its entirety Part III of such Annual Report on Form 10-K, as set forth below.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

         The Company has a classified Board of Directors consisting of two Class I directors, two Class II directors and two Class III directors. The ClassI, Class II and Class III directors were elected to serve until the annual meeting of stockholders to be held in 2004, 2002 and 2003, respectively, and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

         For each member of the Board of Directors of the Company there follows information concerning his principal occupation and business experience for at least the past five years, the names of other public reporting companies of which he serves as a director and his age and length of service as a director of the Company. There are no family relationships among any of the directors and the executive officers of the Company.

         Current Directors - Terms Expiring 2002

         WILLIAM V. BOTTS, 66, has served as a director of the Company since May 1997. Since March 2000, Mr. Botts has served as an independent management consultant. Mr. Botts served as Interim Chief Executive Officer and Chairman of the Board of the Company from July 1999 to March 2000. From August 1997 to July 1999, Mr. Botts was the Interim Chief Executive Officer of California Lifestyles, Inc., a footwear company. From 1996 to 1997, Mr. Botts served as Chief Executive Officer of Hard Candy, Inc., a cosmetics company. From 1993 to 1996, Mr. Botts was the owner and President of WV Associates, a consulting firm for business combinations, acquisitions, business turnarounds and strategic planning.

         KEITH B. GEESLIN, 49, has served as a director of the Company since March 2000. Mr. Geeslin was a director of Viewlogic Systems, Inc. ("Viewlogic"), an electronic design automation company, from October 1998 to March 2000. Since 1984, Mr. Geeslin has served in various capacities at The Sprout Group, a venture capital firm, most recently as Managing General Partner. In addition, Mr. Geeslin is a general or limited partner in a series of investment funds associated with The Sprout Group, a division of DLJ Capital Corporation (at which he serves as a Managing Director), which is a wholly owned subsidiary of Credit Suisse First Boston (USA), Inc. Mr. Geeslin is also a director of CommVault Systems, GoBeam, Inc., Legerity, Paradyne Networks, Inc., Synaptics, Inc., ylPes Communications and Rhythms NetConnections, Inc.

         Current Directors - Terms Expiring 2003

         WILLIAM J. HERMAN, 42, has served as the Company's Chief Executive Officer and Chairman of the Board since March 2000 and as President of the Company from March 2000 to February 2002. From October 1998 to March 2000, Mr. Herman served as President and Chief Executive Officer and a director of Viewlogic, an electronic design automation company. From December 1997 to September 1998, Mr. Herman served as President of the Viewlogic Systems Group of Synopsys, Inc., an electronic design automation company. From 1995 to November 1997, Mr. Herman served in various senior management capacities, most recently as President and Chief Executive Officer, at Viewlogic Systems, Inc., an electronic design automation company distinct from Viewlogic, which Mr. Herman co-founded in 1984.

         HIROSHI HASHIMOTO, 50, has served as a director of the Company since September 2000. From 1992 to September 2000, Mr. Hashimoto was a director of PADS Software, Inc., an electronic design automation company that was acquired by the Company in September 2000. Since 1983, Mr. Hashimoto has served as the Chairman of Kyoden Company, Ltd., a manufacturer of printed circuit boards. Mr. Hashimoto served as President of Kyoden Company Limited from 1983 until June 1999. Mr. Hashimoto is also a director of Sotec Company, Ltd.

         Current Directors - Terms Expiring 2004

         LORNE J. COOPER, 45, has served as a director of the Company since March 2000. From December 1999 to March 2000, Mr. Cooper was a director of Viewlogic, an electronic design automation company. From 1994 to June 2000, Mr. Cooper served as the President of Sente, Inc., an electronic design automation company. From June 2000 to June 2001, Mr. Cooper served as the Vice Chairman and a director of Sequence Design, a software company. Since February 2001, Mr. Cooper has served as the President of NuSphere Corporation, which develops software for building database-driven web sites.

         STEVEN P. ERWIN, 58, has served as a director of the Company since May 1997. Mr. Erwin served as Executive Vice President and Chief Financial Officer of Health Net, Inc., a managed health care company, from March 1998 until January 2002. From 1994 to July 1997, Mr. Erwin was Executive Vice President and Chief Financial Officer of U.S. Bancorp, Portland, Oregon.

         Mr. Cooper, Mr. Geeslin and Mr. Herman were initially elected to the Board of Directors pursuant to the terms of the agreement under which the Company acquired Viewlogic in March 2000. Mr. Cooper, Mr. Geeslin and Mr. Herman were directors of Viewlogic prior to its acquisition by the Company. Also pursuant to the terms of that agreement, Mr. Botts and Mr. Erwin remained directors of the Company. Mr. Herman was re-elected to the Board of Directors by the Company's stockholders at the Company's 2000 Annual Meeting of Stockholders. Mr. Cooper and Mr. Erwin were re-elected to the Board of Directors by the Company's stockholders at the Company's 2001 Annual Meeting of Stockholders. Mr. Hashimoto was elected to the Board of Directors pursuant to the terms of the agreement under which the Company acquired PADS Software, Inc. in September 2000. Mr. Hashimoto was a director of PADS Software, Inc. prior to its acquisition by the Company.

EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this Item with respect to executive officers is set forth under the heading "Executive Officers of Registrant" in
Part I of this Form 10-K and is incorporated herein by reference.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons"), to file with the SEC reports of ownership and reports of changes in ownership of the Company's Common Stock ("Common Stock") and other equity securities of the Company. Reporting Persons are required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file.

         To the Company's knowledge, based on a review of the copies of Section 16(a) reports furnished to the Company or written representations from certain Reporting Persons that no Form 5 filing was required for such person, during fiscal 2001 all of the Company's Reporting Persons complied with the applicable
Section 16(a) filing requirements, except that Mr. Herman filed a Form 4 reporting his purchase in March 2001 of 3,000 shares of Common Stock one day late.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation of (i) the Company's Chief Executive Officer as of December 29, 2001, (ii) the Company's other four most highly compensated executive officers who were serving as executive officers of the Company as of December 29, 2001 and (iii) one former executive officer of the Company who was not serving in such capacity as of December 29, 2001 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE(1)

                                             ANNUAL COMPENSATION (2)                              LONG-TERM AWARDS
                                 -----------------------------------------------   -----------------------------------------------
                                                                    OTHER ANNUAL    RESTRICTED      SECURITIES        ALL OTHER
                                            SALARY       BONUS      COMPENSATION   STOCK AWARDS     UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION (3)  YEAR      ($) (4)      ($) (5)       (6) ($)        ($) (7)        OPTIONS (8)        ($) (9)
-------------------------------  ----      -------      -------     ------------   ------------  ----------------   --------------
William J. Herman                2001      315,000         -           6,000            -             440,000            2,000
    Chairman of the Board, and   2000      263,212     235,783         6,000            -                -               1,500
    Chief Executive Officer (10) 1999      228,212      69,800         6,000         1,658,611           -               1,500

Richard G. Lucier                2001      270,000         -           6,000            -             360,000            2,000
    President (10)               2000      239,693     167,856         6,000            -                -               1,500
                                 1999      219,692      71,611         6,000         1,290,000           -               1,500

Peter T. Johnson                 2001      215,000         -             -              -             144,000            2,000
    Vice President, Business     2000      203,519      97,738           -              -                -               1,500
    Development and Chief        1999      188,519      43,383           -             275,100           -               1,500
    Legal Officer

Guy Moshe (11)                   2001      242,715         -          22,701            -              81,360
    Senior Vice President and    2000      220,143      91,255        16,871            -               2,962              -
    General Manager - Israel     1999      180,000         -          12,804            -             256,681              -

Kevin P. O'Brien                 2001      185,000         -                            -             192,000            2,000
    Vice President, Finance      2000      175,866      77,077                          -                -               1,500
    and Administration and       1999      150,000      28,646                         348,752           -               1,500
    Chief Financial Officer

Gary Kiaski (12)                 2001      200,081         -           3,692            -                -             217,000 (13)
    Vice President,              2000      270,733      28,260         6,000            -                -               1,500
    Worldwide Sales              1999      262,600      16,542         6,000            -                -               1,500

------------------------

(1) In March 2000, Viewlogic merged (the "Merger") with and into a wholly owned subsidiary of the Company, with Viewlogic surviving the merger and each outstanding share of capital stock of Viewlogic being converted into
     0.67928 of a share of Common Stock (the "Exchange Ratio"). Upon the effective time of the Merger, Mr. Herman, Mr. Lucier, Mr. Johnson, Mr. O'Brien and Mr. Kiaski joined the Company as executive officers. With respect to Mr. Herman, Mr. Lucier, Mr. Johnson, Mr. O'Brien and Mr. Kiaski,
     (i) all compensation data for the periods prior to March 2000 reflects compensation paid to each in his capacity as an executive officer of Viewlogic and (ii) stock-based compensation paid to each during that period is adjusted to reflect the Exchange Ratio.

(2) In accordance with the rules of the SEC, the compensation set forth in the table above does not include (i) medical, group life or other benefits which are available to all of the Company's salaried employees, and (ii) perquisites and other personal benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for each of the Named Executive Officers.

(3) Unless otherwise noted, lists the principal position with the Company as of December 29, 2001.

(4) Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(5)  Represents annual incentive bonuses.

(6)  Represents automobile allowances.

(7) All shares of restricted stock were issued upon the exercise of stock options. On November 23, 1998, Mr. Herman was granted options to purchase 860,046 shares of Common Stock, Mr. Lucier was granted options to purchase 679,280 shares of Common Stock, Mr. Johnson was granted options to purchase 142,648 shares of Common Stock, Mr. O'Brien was granted options to purchase 180,839 shares of Common Stock and Mr. Kiaski was granted options to purchase 180,839 shares of Common Stock. All of these options were exercisable in full immediately upon grant, but the shares issuable upon exercise are restricted shares, subject to a repurchase right of the Company if the executive officer ceases to be an employee, officer or director of, or a consultant to, the Company. The shares issuable upon exercise of the options vest from this repurchase right over time. Twenty-five percent of the shares for Mr. Herman, Mr. Lucier, Mr. O'Brien and Mr. Kiaski vested as of October 2, 1999. Twenty-five percent of the shares for Mr. Johnson vested as of October 19, 1999. The remaining 75% vest in equal monthly installments over the succeeding 36 months. If, within 24 months after a change of control of the Company, the executive officer ceases to be an employee, officer or director of, or a consultant to, the Company as a result of termination without cause by the Company or for good reason by the executive, 100% of the original number of shares subject to the executive's options vest. Each holder of restricted stock is entitled to the same dividends with respect to his restricted stock as are paid to holders of unrestricted shares of Common Stock. Mr. Herman, Mr. O'Brien and Mr. Johnson exercised their options in full on August 11, 1999. Mr. Lucier exercised his options in full on August 12, 1999. As of those dates, all shares of stock issued upon exercise were restricted stock. All amounts set forth under the heading "Restricted Stock Awards" represent the aggregate dollar value of all shares of restricted stock issued to the executive officer based upon the fair market value of the restricted stock on the date of the issuance minus the aggregate exercise price of the stock options. On December 28, 2001, the last trading day in fiscal 2001, the closing per share sale price of the Common Stock was $1.93. Mr. Herman held 179,176 shares of restricted stock with a value, if vested, of $204,261, Mr. Lucier held 141,516 shares of restricted stock with a value, if vested, of $161,328, Mr. O'Brien held 37,675 shares of restricted stock with a value, if vested, of $42,950 and Mr. Johnson held 29,718 shares of restricted stock with a value, if vested, of $33,879. Mr. Botts, Mr. Moshe and Mr. Kiaski held no shares of restricted stock on December 28, 2001.

(8)  Represents the grant of options to purchase shares of Common Stock.

(9) Unless otherwise noted, represents matching contributions by the Company to the Company's 401(k) plan.

(10) In February 2002, Mr. Lucier began serving as the Company's President. As of December 29, 2001, Mr. Herman served as the Company's Chairman of the Board, President and Chief Executive Officer, and Mr. Lucier served as the Company's Executive Vice President and Chief Operating Officer.

(11) Mr. Moshe's employment with the Company ceased in April 2002.

(12) Mr. Kiaski's employment with the Company ceased in August 2001.

(13) Consists of $215,000 in severance payments by the Company and $2,000 in matching contributions by the Company to the Company's 401(k) plan.

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

         The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers during the fiscal year ended December 29, 2001. The Company granted no stock appreciation rights during the fiscal year ended December 29, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
                           --------------------------------------------------------   POTENTIAL REALIZABLE
                                           PERCENT OF                                VALUE AT ASSUMED ANNUAL
                             NUMBER OF       TOTAL                                    RATES OF STOCK PRICE
                             SECURITIES      OPTIONS                                 APPRECIATION FOR OPTION
                             UNDERLYING    GRANTED TO    EXERCISE                            TERM(1)
                              OPTIONS     EMPLOYEES IN    PRICE ($/    EXPIRATION    ----------------------------
                             GRANTED(2)      2001(3)     SHARE)(4)        DATE         5%($)          10%($)
                           --------------------------------------------------------------------------------------
William J. Herman             440,000         8.24%        $2.0625       1/3/11      $570,722       $1,446,321
Richard G. Lucier             360,000         6.742%       $2.0625       1/3/11      $466,955       $1,183,354
Peter T. Johnson              144,000         2.697%       $2.0625       1/3/11      $186,782         $473,342
Guy Moshe (5)                  75,000         1.405%       $2.0625       1/3/11       $97,282         $246,532
                                2,942(6)      0.055%       $3.8750       3/1/11        $7,170          $18,169
                                3,418(6)      0.064%       $0.9000     10/11/11        $1,935           $4,903
Kevin P. O'Brien              192,000         3.596%       $2.0625       1/3/11      $249,042         $631,122
Gary Kiaski (7)               240,000         4.495%       $2.0625       1/3/11      $311,303         $788,903

----------------------

(1) As required by the rules of the SEC, amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on the prescribed assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. No gain to the optionees is possible without an appreciation in stock price, which will benefit all stockholders commensurately.

(2) Represents the grant of options to purchase shares of Common Stock. All of these options, except those granted to Mr. Moshe, were exercisable in full immediately upon grant, but the shares issuable upon exercise will be restricted shares, subject to a repurchase right of the Company if the executive officer ceases to be an employee, officer or director of, or a consultant to, the Company. The shares issuable upon exercise of the options vest from this repurchase right in equal monthly installments over 48 months from the date of grant. Except as indicated in note (5) below, Mr. Moshe's options become exercisable and vest in equal monthly installments over 48 months from the date of grant. For all Named Executive Officers, including Mr. Moshe, if the closing price of the Common Stock is $10 or more for any twenty consecutive trading days, an additional 25% of the shares become vested, and if the closing price of the Common Stock is $20 or more for any twenty consecutive trading days, an additional 25% of the shares become vested. If, within 24 months after a change of control of the Company, the Named Executive Officer ceases to be an employee, officer or director of, or a consultant to, the Company as a result of termination without cause by the Company or for good reason by the executive, 100% of the remaining unvested shares vest in full.

(3) Based on a total of 5,339,574 shares subject to options granted by the Company to its employees and consultants during fiscal 2001.

(4) Equals the per share fair market value of the underlying shares of Common Stock on the date of grant.

(5)  Mr. Moshe's employment with the Company ceased in April 2002.

(6)  This option was fully vested on the date of grant.

(7)  Mr. Kiaski's employment with the Company ceased in August 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE

         The following table sets forth certain information concerning the value of unexercised stock options held by each of the Named Executive Officers as of December 29, 2001. No Named Executive Officer exercised an option to purchase Common Stock during fiscal 2001, other than Mr. Kiaski.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES


                                                                   NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                          SHARES ACQUIRED                           AT FISCAL YEAR-END             AT FISCAL YEAR-END($)(1)
          NAME              ON EXERCISE    VALUE REALIZED(2)     EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
--------------------   ------------------- -----------------  -------------------------------   -------------------------------
William J. Herman                -                 -                  100,832/339,168                       $0/$0
Richard G. Lucier                -                 -                   82,499/277,501                       $0/$0
Peter T. Johnson                 -                 -                   32,999/111,001                       $0/$0
Guy Moshe (3)                    -                 -                  267,711/123,438                   $3,521/$0
Kevin P. O'Brien                 -                 -                   43,999/148,001                       $0/$0
Gary Kiaski (4)                128,094          $96,211                     0/0                             $0/$0

-----------

(1) Represents the aggregate fair market value of the underlying shares of Common Stock on December 28, 2001, the last trading day of fiscal 2001 ($1.93 per share), minus the aggregate exercise price.

(2) Represents the difference between the aggregate fair market value of the underlying shares of Common Stock on the date of exercise and the aggregate exercise price.

(3)  Mr. Moshe's employment with the Company ceased in April 2002.

(4)  Mr. Kiaski's employment with the Company ceased in August 2001.


DIRECTOR COMPENSATION

         Each non-employee director currently receives compensation for his service as a director of the Company as follows: (i) an annual cash retainer of $7,500 and (ii) $1,000 for each day of each meeting of the Board of Directors or any committee thereof attended by such director. In addition, Messrs. Botts, Cooper, Erwin and Geeslin were each granted a stock option in April 2000 to purchase 50,000 shares of Common Stock at an exercise price of $4.85 per share. Mr. Hashimoto was granted an option in September 2000 to purchase 50,000 shares of Common Stock at a purchase price of $3.69 per share. The practice of the Board has been to grant each new non-employee director a stock option to purchase 50,000 shares of Common Stock upon first being elected to the Board of Directors. All of these options vest in equal monthly installments over the 48-month period succeeding the date of grant. If a director is involuntarily removed from the Board following a change in control of the Company, the unvested portion of these options immediately becomes fully vested. Directors are also reimbursed for all reasonable travel expenses related to attending Board and committee meetings. No options were granted to non-employee directors in 2001.

EMPLOYMENT AND RELATED AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

         WILLIAM J. HERMAN. In connection with its acquisition of Viewlogic in March 2000, the Company assumed the employment agreement of William J. Herman, the Company's Chairman of the Board and Chief Executive Officer. Under the terms of Mr. Herman's employment agreement, Mr. Herman's employment will continue until October 2, 2002, unless Mr. Herman resigns or the Company terminates his employment. Mr. Herman receives a base salary of $315,000 annually and standard benefits afforded other employees of the Company. If the Company terminates Mr. Herman's employment without cause, he will continue to receive his benefits and base salary for a period of nine months. This agreement includes post-termination restrictions for a period of one year which restrict Mr. Herman from competing with the Company and which prohibit him from soliciting the Company's employees and customers during that period. Mr. Herman's compensation is subject to adjustment but his base salary may not be decreased.

         RICHARD G. LUCIER. Also in connection with its acquisition of Viewlogic in March 2000, the Company assumed the employment agreement of Richard G. Lucier, the Company's President. Mr. Lucier's employment agreement provides that Mr. Lucier's employment will continue until October 2, 2002, unless Mr. Lucier resigns or the Company terminates his employment. Mr. Lucier receives a base salary of $270,000 annually and standard benefits afforded other employees of the Company. If the Company terminates Mr. Lucier's employment without cause, he will continue to receive his benefits and base salary for a period of nine months. This agreement includes post-termination restrictions for a period of one year which restrict Mr. Lucier from competing with the Company and which prohibit him from soliciting the Company's employees and customers during that period. Mr. Lucier's compensation is subject to adjustment but his base salary may not be decreased.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Currently, the Compensation Committee of the Board of Directors consists of Lorne J. Cooper and Steven P. Erwin. From January to April 2001, the Compensation Committee consisted of Mr. Erwin and Keith B. Geeslin. No executive officer of the Company served during fiscal 2001 as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on the Board of Directors or the Compensation Committee of the Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

         The following table sets forth information as of January 31, 2002 with respect to the beneficial ownership of the Common Stock by (i) each person or entity known to the Company to beneficially own more than 5% of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company, as a group.

                                                                     NUMBER OF SHARES
                                                                   BENEFICIALLY OWNED(1)          PERCENT OF TOTAL
                                                                   ---------------------          ----------------
Mentor Graphics Corporation(2).............................             15,633,687                          39.0%
  8005 S.W. Boeckman Road
  Wilsonville, Oregon 97070-7777
Keith B. Geeslin(3)........................................
  C/o The Sprout Group                                                   9,541,165                          23.8%
  300 Sand Hill Road
  Building 3, Suite 170
  Menlo Park, CA 94025
The Sprout Group(4)...................................                   9,509,916                          23.7%
  300 Sand Hill Road
  Building 4, Suite 270
  Menlo Park, CA 94025
Kyoden Company Limited(5).............................                   4,741,491                          11.8%
  30-13 Motoyoyogi
  Shibuya-Ku
  Tokyo, Japan
Hiroshi Hashimoto(6)..................................                   4,763,365                          11.9%
  Kyoden Company Limited
  30-13 Motoyoyogi
  Shibuya - Ku
  Tokyo, Japan
Synopsys, Inc.........................................                   3,583,314                           8.9%
  700 East Middlefield Road
  Mountain View, CA 93404
William J. Herman(7)..................................                   1,377,778                           3.4%
William V. Botts(8)...................................                     100,624                        *
Lorne J. Cooper(9)....................................                      31,249                        *
Steven P. Erwin(10)...................................                      62,083                        *
Richard G. Lucier(11).................................                   1,042,847                           2.6%
Peter T. Johnson(12)..................................                     294,142                        *
Guy Moshe(13).........................................                     287,125                        *
Kevin P. O'Brien(14)..................................                     372,839                        *
Gary Kiaski(15).......................................                      98,437                        *
All directors and executive officers as a group                         17,780,912                          42.8%
  (10 persons)(16)....................................

---------------------
*     Less than 1%.

(1) Unless otherwise noted, reflects beneficial ownership as of April 23, 2002. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed above has sole voting and investment power with respect to the shares listed or shares voting and/or investment power with his spouse. For purposes of this table, each person is deemed to beneficially own any shares subject to stock options, warrants or other securities or rights convertible into Common Stock, held by such person that are currently exercisable (or convertible) or exercisable (or convertible) within 60 days after April 23, 2002. As of April 23, 2002, the Company had 40,086,376 shares of Common Stock outstanding.

(2) On April 23, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mentor Graphics Corporation ("Mentor") and Indiana Merger Corporation, a wholly owned subsidiary of Mentor ("Merger Sub"). Under the terms of the Merger Agreement, Merger Sub will make a tender offer to purchase all of the outstanding shares of Common Stock at a per share purchase price of $3.95 in cash. The Merger Agreement provides for the tender offer to be followed by a second step merger in which those shares of Common Stock not tendered in the tender offer will be converted into the right to receive the same $3.95 per share in cash. In connection with the Merger Agreement, certain affiliates of the Company have entered into Tender and Stockholder Support Agreements (the "Support Agreements") with Mentor and Merger Sub. Pursuant to the Support Agreements, the Company affiliates party thereto have, among other things: (1) agreed to tender, to the extent such shares are outstanding, an aggregate of approximately 39% of the outstanding shares of Common Stock in the tender offer; and
     (2) granted to Mentor an irrevocable option to purchase, to the extent such shares are outstanding, up to an aggregate of approximately 39% of the outstanding shares of Common Stock upon the occurrence of certain events generally relating to acquisition proposals which are competitive with the transactions contemplated by the Merger Agreement. In addition, certain of the Company affiliates have agreed, pursuant to their Support Agreements, to vote, to the extent such shares are outstanding, an aggregate of approximately 39% of the outstanding shares of Common Stock in favor of the merger contemplated by the Merger Agreement and against any competing acquisition proposal (and have granted irrevocable proxies to Walden C. Rhines, Mentor's Chairman of the Board and Chief Executive Officer, and Gregory K. Hinckley, Mentor's President, or to either of them, to vote such shares in such manner). Shares of Common Stock acquired by the Company affiliates party to Support Agreements after April 23, 2002, by exercise of stock options or otherwise, will be subject to the terms and provisions of the Support Agreements.

(3) Consists of 31,249 shares issuable upon the exercise of stock options held by Mr. Geeslin that are exercisable within the 60-day period following April 23, 2002 and an aggregate of 9,509,916 shares beneficially owned by The Sprout Group, as more fully described in note (4) below. Mr. Geeslin is a Managing Director of DLJ Capital Corporation and a Managing General Partner of The Sprout Group, which is a division of DLJ Capital Corporation. DLJ Capital Corporation is a wholly owned subsidiary of Credit Suisse First Boston (USA), Inc., which itself is a subsidiary of Credit Suisse First Boston, Inc. Mr. Geeslin disclaims beneficial ownership of all shares owned by The Sprout Group. Mr Geeslin has entered into a Support Agreement with respect to the 28,125 shares of Common Stock issuable upon the exercise of stock options held by Mr. Geeslin, which shares were not outstanding as of April 23, 2002. See note (2) above. The Support Agreement to which Mr. Geeslin is a party does not include the voting and irrevocable proxy provisions referenced in note (2) above.

(4) Consists of 771,715 shares owned by DLJ ESC II, L.P., 6,440,804 shares owned by Sprout Capital VIII, L.P., 1,755,195 shares owned by Sprout Growth II, L.P., 29,273 shares owned by Sprout CEO Fund, L.P., 126,481 shares owned by DLJ Capital Corporation and 386,448 shares owned by Sprout Venture Capital, L.P. DLJ LBO Plans Management Corporation is the General Partner of DLJ ESC II, L.P. DLJ Capital Corporation is the Managing General Partner of Sprout Capital VIII, L.P. and Sprout Growth II, L.P. and is the General Partner of Sprout CEO Fund, L.P. and Sprout Venture Capital, L.P. DLJ LBO Plans Management Corporation is an indirect subsidiary of Credit Suisse First Boston (USA), Inc. DLJ Capital Corporation is a wholly owned subsidiary of Credit Suisse First Boston (USA), Inc. Credit Suisse First Boston (USA), Inc. is a subsidiary of Credit Suisse First Boston, Inc. Keith B. Geeslin is a General Partner of DLJ Associates VIII, L.P., which is a General Partner of Sprout Capital VIII, L.P., and a General Partner of DLJ Growth Associates II, L.P., which is a General Partner of Sprout Growth II, L.P. See note (3) above. DLJ ESC II, L.P. has entered into a Support Agreement with respect to the 771,715 shares of Common Stock owned by DLJ ESC II, L.P. See note (2) above. The Support Agreement to which DLJ ESC II, L.P. is a party includes the voting and irrevocable proxy provisions referenced in note (2) above. DLJ Capital Corporation has entered into a Support Agreement with respect to an aggregate of 8,390,609 of the shares of Common Stock owned by Sprout Capital VIII, L.P., Sprout
     Growth II, L.P., Sprout CEO Fund, L.P., DLJ Capital Corporation and Sprout Venture Capital, L.P. See note (2) above. The Support Agreement to which DLJ Capital Corporation is a party includes the voting and irrevocable proxy provisions referenced in note (2) above.

(5) Represents shares owned by Kyoden Holding Company, a wholly owned subsidiary of Kyoden Company Limited. Hiroshi Hashimoto, a director of the Company, is Chairman, a director and 58% shareholder of Kyoden Company Limited. Mr. Hashimoto disclaims beneficial ownership of all shares owned by Kyoden Holding Company. Kyoden Company Limited has entered into a Support Agreement with respect to 4,552,882 of the shares of Common Stock owned by Kyoden Holding Company. See note (2) above. The Support Agreement to which Kyoden Company Limited is a party includes the voting and irrevocable proxy provisions referenced in note (2) above.

(6) Consists of 21,874 shares issuable upon the exercise of stock options held by Mr. Hashimoto that are exercisable within the 60-day period following April 23, 2002 and 4,741,491 shares owned by Kyoden Holding Company, a wholly owned subsidiary of Kyoden Company Limited. Mr. Hashimoto, a director of the Company, is Chairman, a director and 58% shareholder of Kyoden Company Limited. Mr. Hashimoto has entered into a Support Agreement with respect to the 18,750 shares of Common Stock issuable upon the exercise of stock options held by Mr. Hashimoto, which shares were not outstanding as of April 23, 2002. See note (2) above. The Support Agreement to which Mr. Hashimoto is a party does not include the voting and irrevocable proxy provisions referenced in note (2) above.

(7) Includes 440,000 shares issuable upon the exercise of stock options held by Mr. Herman that are exercisable within the 60-day period following April 23, 2002. Mr. Herman has entered into a Support Agreement with respect to 900,475 of the outstanding shares of Common Stock owned by Mr. Herman and 440,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Herman (which shares were not outstanding as of April 23, 2002). See note (2) above. The Support Agreement to which Mr. Herman is a party includes the voting and irrevocable proxy provisions referenced in note (2) above.

(8) Includes 78,124 shares issuable upon the exercise of stock options held by Mr. Botts that are exercisable within the 60-day period following April 23, 2002. Mr. Botts has entered into a Support Agreement with respect to 21,605 of the outstanding shares of Common Stock owned by Mr. Botts and 75,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Botts (which shares were not outstanding as of April 23, 2002). See note (2) above. The Support Agreement to which Mr. Botts is a party does not include the voting and irrevocable proxy provisions referenced in note
     (2) above.

(9) Represents shares issuable upon the exercise of stock options held by Mr. Cooper that are exercisable within the 60-day period following April 23, 2002. Mr. Cooper has entered into a Support Agreement with respect to the 28,125 shares of Common Stock issuable upon the exercise of stock options held by Mr. Cooper, which shares were not outstanding as of April 23, 2002. See note (2) above. The Support Agreement to which Mr. Cooper is a party does not include the voting and irrevocable proxy provisions referenced in note (2) above.

(10) Includes 57,083 shares issuable upon the exercise of stock options held by Mr. Erwin that are exercisable within the 60-day period following April 23, 2002. Mr. Erwin has entered into a Support Agreement with respect to 4,801 of the outstanding shares of Common Stock owned by Mr. Erwin and 55,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Erwin (which shares were not outstanding as of April 23, 2002). See note (2) above. The Support Agreement to which Mr. Erwin is a party does not include the voting and irrevocable proxy provisions referenced in note (2) above.

(11) Includes 360,000 shares issuable upon the exercise of stock options held by Mr. Lucier that are exercisable within the 60-day period following April 23, 2002. Mr. Lucier has entered into a Support Agreement with respect to 655,684 of the outstanding shares of Common Stock owned by Mr. Lucier and 360,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Lucier (which shares were not outstanding as of April 23, 2002). See note (2) above. The Support Agreement to which Mr. Lucier is a party includes the voting and irrevocable proxy provisions referenced in note (2) above.

(12) Includes 144,000 shares issuable upon the exercise of stock options held by Mr. Johnson that are exercisable within the 60-day period following April 23, 2002. Mr. Johnson has entered into a Support Agreement with respect to 144,170 of the outstanding shares of Common Stock owned by Mr. Johnson and 144,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Johnson (which shares were not outstanding as of April 23, 2002). See note (2) above. The Support Agreement to which Mr. Johnson is a party includes the voting and irrevocable proxy provisions referenced in note (2) above.

(13) Represents shares issuable upon the exercise of stock options held by Mr. Moshe that are exercisable within the 60-day period following April 23, 2002. Mr. Moshe's employment with the Company ceased in April 2002.

(14) Includes of 192,000 shares issuable upon the exercise of stock options held by Mr. O'Brien that are exercisable within the 60-day period following April 23, 2002. Mr. O'Brien has entered into a Support Agreement with respect to 173,646 of the outstanding shares of Common Stock owned by Mr. O'Brien and 192,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. O'Brien (which shares were not outstanding as of April 23, 2002). See note (2) above. The Support Agreement to which Mr. O'Brien is a party includes the voting and irrevocable proxy provisions referenced in note (2) above.

(15) Mr. Kiaski's employment with the Company ceased in August 2001.

(16) Includes 1,499,579 shares issuable upon the exercise of stock options held by such officers and directors that are exercisable within the 60-day period following April 23, 2002. Excludes an aggregate of 385,562 shares beneficially owned by Mr. Kiaski and Mr. Moshe, former executive officers of the Company.

Changes in Control

         On April 23, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mentor Graphics Corporation ("Mentor") and Indiana Merger Corporation, a wholly owned subsidiary of Mentor ("Merger Sub"). The Merger Agreement contemplates the acquisition of the Company by Mentor by means of a cash tender offer to be followed by a second step merger. In connection with the Merger Agreement, certain affiliates of the Company have entered into Tender and Stockholder Support Agreements with Mentor and Merger Sub (the "Support Agreements"), pursuant to which they have committed an aggregate of 39% of the outstanding shares of Common Stock to be tendered in the tender offer and to be voted to approve the second step merger. In addition, pursuant to the Support Agreements, the Company affiliates party thereto have granted to Mentor an option to purchase up to an aggregate of 39% of the outstanding shares of Common Stock upon the occurrence of certain events generally relating to acquisition proposals which are competitive with the transactions contemplated by the Merger Agreement. See notes (2)-(12) and (14) in the table set forth under the heading "Security Ownership" above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         EXECUTIVE PROMISSORY NOTES. In August 1999, each of the executive officers of the Company identified in the table below executed and delivered to Viewlogic promissory notes in the principal amounts set forth beside their respective names. In connection with the Company's acquisition of Viewlogic in March 2000, the Company acquired these promissory notes.

                                                                                           PRINCIPAL AMOUNT OF
                                                                                             PROMISSORY NOTE
                 NAME                                CURRENT TITLE                               ($)
                 ----                                -------------                               ---
William J. Herman                        Chairman of the Board and Chief                        417,818
                                         Executive Officer
Richard G. Lucier                        President                                              330,000
Peter T. Johnson                         Vice President, Business Development                    69,300
                                         and Chief Legal Officer
Kevin P. O'Brien                         Vice President, Finance and                             87,854
                                         Administration and Chief Financial
                                         Officer

         Each of the executives identified in the table above executed and delivered their respective promissory notes in connection with amounts borrowed to purchase shares of restricted stock upon the exercise of stock options. The promissory notes bear no interest and are secured by a pledge of the shares of restricted stock acquired upon exercise of the stock options. In the event of a default under a promissory note, if the value of the restricted stock is not sufficient to insure full payment of the promissory note, the maximum liability of each executive is limited to the lesser of one-half of the original principal amount of the promissory note and the then current balance under the promissory note. Since December 31, 2000, the amount of indebtedness to the Company of each of the executive officers under their respective promissory notes has been equal to the principal amount of such promissory notes. Mr. Johnson's spouse is also an obligor under his promissory note.

         ERIC BENHAYOUN. The Company entered into a four-year employment agreement with Eric Benhayoun, the Company's Vice President of Sales for Europe, in April 1999 pursuant to which his annual base salary was set at 1,040,853 French Francs (or approximately $137,323 U.S. Dollars, based on the exchange rate on March 1, 2002), he received commissions based on sales generated, and he received all standard benefits afforded other executives of the Company. In April 2002, the Company terminated Mr. Benhayoun's employment. Pursuant to the terms of Mr. Benhayoun's employment agreement, he is entitled to severance equal to his monthly base salary, plus benefits for a period of twelve months following his termination. In addition, all of the 17,188 shares remaining unvested as of April 2002 under the stock option granted by the Company to Mr. Benhayoun on February 25, 1999 became vested in full upon the termination of his employment.

         GARY KIASKI. The Company terminated the employment of Gary Kiaski, then the Company's Vice President of Worldwide Sales, in August 2001. In connection with that termination, Innoveda paid to Mr. Kiaski $215,000, less applicable taxes and other appropriate deductions, representing one year of his base salary. The Company also agreed to pay the COBRA cost for medical coverage for Mr. Kiaski and his family for up to one year or until Mr. Kiaski obtains other employment that offers medical coverage.

         GUY MOSHE. In May 2000, the Company entered into an employment agreement with Guy Moshe, then the Company's Senior Vice President and General Manager - Israel, which terminated pursuant to its terms in March 2002. Pursuant to the employment agreement, Mr. Moshe's annual base salary was set at 1,050,500 New Israeli Shekels (or approximately $224,035 U.S. Dollars, based on the exchange rate on March 1, 2002), his annual bonus was set at up to 50% of his base salary, and he received all standard benefits afforded other executives of the Company. Mr. Moshe voluntarily terminated his employment with the Company in April 2002.

         KYODEN COMPANY LIMITED. Kyoden Company Limited, which as of April 23, 2002 beneficially owned 4,741,491, or 11.8%, of the outstanding Common Stock, owns 50% of PADS Japan. Hiroshi Hashimoto, a director of the Company, is the Chairman and 58 % shareholder of Kyoden Company Limited. PADS Japan distributes certain products of the Company in Japan. The Company has no ownership interest in PADS Japan. Since December 30, 2000 and through March 30, 2002, the Company's sales to PADS Japan were $1,586,930, which represents a discount of fifty percent from the list price of the products purchased.

         SYNOPSYS, INC. The Company licenses certain products for resale from Synopsys, Inc., which as of April 23, 2002 beneficially owned 3,583,314, or 8.9%, of the outstanding Common Stock. Since December 30, 2000 and through March 30, 2002, the Company has paid to Synopsys, Inc. $1,501,798, and accrued an additional $820,472, in royalties based on the sale of those products.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                INNOVEDA, INC.


                                                /s/  KEVIN P. O'BRIEN
                                                -------------------------------
                                                By:  Kevin P. O'Brien
                                                Its:  Chief Financial Officer

Dated:  April 26, 2002