Form 10-Q
period 2002-03-30
INNOVEDA INC
filed 2002-05-14
CIK 925072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                 /X/ Quarterly report pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934
                     for the quarterly period ended March 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of April 30, 2002, the Registrant had outstanding 40,514,518 shares of Common Stock, $0.01 par value per share.

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

                                 INNOVEDA, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                       PAGE

PART 1                   FINANCIAL INFORMATION

ITEM 1                   Condensed Consolidated Financial Statements                                     4

                         Condensed Consolidated Balance Sheets as of March 30, 2002                      4
                         (unaudited) and December 29, 2001

                         Condensed Consolidated Statements of Operations for the                         5
                         Quarters Ended March 30, 2002 (unaudited) and March
                         31, 2001 (unaudited)

                         Condensed Consolidated Statements of Cash Flows for the                         6
                         Quarters Ended March 30, 2002 (unaudited) and March
                         31, 2001 (unaudited)

                         Notes to Unaudited Condensed Consolidated Financial Statements                  7


ITEM 2                   Management's Discussion and Analysis of Financial Condition and                14
                         Results of Operations


ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk                     34


PART II                  OTHER INFORMATION

ITEM 3                   Defaults Upon Senior Securities                                                35

ITEM 6                   Exhibits and Reports on Form 8-K                                               36

SIGNATURE                                                                                               37

EXHIBIT INDEX                                                                                           38

PART 1:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 INNOVEDA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    March 30,
                                                                      2002         December 29,
                                                                   (unaudited)        2001
                                                                    ---------      ---------
                        ASSETS
Current assets:
   Cash and cash equivalents                                        $   8,597      $   7,704
   Accounts receivable, net                                            16,087         21,876
   Prepaid expenses and other                                           2,347          3,744
   Deferred income taxes                                                3,962          3,960
                                                                    ---------      ---------
     Total current assets                                              30,993         37,284

Equipment and furniture, net                                            4,264          4,850
Capitalized software costs, net                                         2,415          2,342
Purchased technology and other intangibles, net                        22,439         25,404
Goodwill and other                                                      3,057          2,412
                                                                    ---------      ---------
     Total assets                                                   $  63,168      $  72,292
                                                                    =========      =========

                      LIABILITIES
Current liabilities:
   Long-term debt, current portion                                  $   4,875      $   4,000
   Capital lease obligations, current portion                             158            270
   Accounts payable                                                     2,572          3,648
   Accrued liabilities                                                 14,960         18,122
   Deferred revenue                                                    20,160         20,776
                                                                    ---------      ---------
     Total current liabilities                                         42,725         46,816

Long-term debt                                                           --            1,750
Other long-term liabilities                                             1,338          1,322
Deferred income taxes                                                   9,299         10,013
                                                                    ---------      ---------

     Total liabilities                                                 53,362         59,901
                                                                    ---------      ---------

                 STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000, none issued
  or outstanding at March 30, 2002 and December 29, 2001                 --             --
Common stock, $0.01 par value, 100,000 authorized,
  40,567 outstanding at March 30, 2002, 40,271
    outstanding at December 29, 2001                                      406            403
Treasury stock, at cost, 550 shares at
 March 30, 2002 and December 29, 2001                                  (1,663)        (1,663)
Additional paid-in-capital                                            117,663        117,440
Notes due from stockholders                                              (932)          (932)
Deferred compensation                                                    (379)          (526)
Accumulated deficit                                                  (104,711)      (101,650)
Accumulated other comprehensive loss                                     (578)          (681)
                                                                    ---------      ---------
     Total stockholders' equity                                         9,806         12,391
                                                                    ---------      ---------
     Total liabilities and stockholders' equity                     $  63,168      $  72,292
                                                                    =========      =========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                            First Quarter Ended
                                          ----------------------
                                          March 30,     March 31,
                                            2002          2001
                                          --------      --------
Revenue:
   Software                               $  5,730      $ 15,381
   Services and other                        9,977        11,877
                                          --------      --------
     Total revenue                          15,707        27,258
                                          --------      --------

Cost and expenses:
   Cost of software                          1,226         1,759
   Cost of services and other                2,380         2,604
   Sales and marketing                       7,991        11,288
   Research and development                  4,920         7,652
   General and administrative                1,359         2,166
   Amortization of intangibles               1,890         4,702
   Amortization of stock compensation          147           146
                                          --------      --------
     Total operating expenses               19,913        30,317
                                          --------      --------
     Operating loss                         (4,206)       (3,059)
Other expense, net                            (295)          (18)
                                          --------      --------
Loss before income tax benefit              (4,501)       (3,077)
Income tax benefit                          (1,440)         (970)
                                          --------      --------
Net loss                                  $ (3,061)     $ (2,107)
                                          ========      ========
Net loss per share:
     Basic and diluted                    $  (0.08)     $  (0.05)
                                          ========      ========
Weighted average shares outstanding:
     Basic and diluted                      40,035        39,036
                                          ========      ========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                 INNOVEDA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   First Quarter Ended
                                                                   ---------------------
                                                                  March 30,    March 31,
                                                                    2002         2001
                                                                   -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(3,061)     $ (2,107)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
    Depreciation and amortization                                    2,792         5,920
    Compensation under stock option agreements                         147           146
Changes in assets and liabilities:
    Accounts receivable                                              5,760         5,426
    Prepaid and other current assets                                 1,730          (307)
    Deferred income taxes                                             (717)         (797)
    Accounts payable                                                (1,072)         (221)
    Accrued liabilities                                             (3,044)       (5,832)
    Tax benefit of stock option exercises                               91            43
    Deferred revenue                                                  (585)         (954)
                                                                   -------      --------
    Net cash provided by operating activities                        2,041         1,317
                                                                   -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (99)       (1,179)
    Capitalized software costs                                        (293)         (261)
                                                                   -------      --------
    Net cash used in investing activities                             (392)       (1,440)
                                                                   -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on debt                                     (875)         (892)
    Proceeds from exercise of stock options and employee stock
      purchase plan                                                    132           734
    Payments of capital lease obligations                             (111)         (142)
    Purchase of treasury stock                                        --            (831)
                                                                   -------      --------
    Net cash used in financing activities                             (854)       (1,131)
                                                                   -------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 98           (68)
                                                                   -------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   893        (1,322)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       7,704        20,799
                                                                   -------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 8,597      $ 19,477
                                                                   =======      ========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                 INNOVEDA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective December 30, 2001, Innoveda adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. As required by SFAS 142, on December 30, 2001 the Company reclassified approximately $1,089 of assembled workforce related intangible assets into goodwill. In connection with the SFAS No. 142, transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, and has determined that no transitional loss exists.

     Effective December 30, 2001, Innoveda adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. This statement applies to the Company's intangible assets that are being amortized. These intangible assets include purchased technology, patents and trademarks. There was no effect of adopting SFAS 144 on the Company's financial statements.

     Net loss and loss per share for the quarters ended March 30, 2002 and March 31, 2001 adjusted to exclude amortization expense is as follows:

                                                         First Quarter Ended
                                                      ------------------------
                                                   March 30, 2002   March 31, 2001
                                                      ---------      ---------
     Reported net loss                                $  (3,061)     $  (2,107)
     Add back:  goodwill amortization                      --              512
     Add back:  intangible workforce amortization          --              268
                                                      ---------      ---------
     Adjusted net loss                                $  (3,061)     $  (1,327)
                                                      =========      =========

     Basic and diluted loss per share
       Reported net loss                              $   (0.08)     $   (0.05)
       Goodwill amortization                          $    --        $    0.01
       Intangible workforce amortization              $    --        $    0.01
                                                      ---------      ---------
       Adjusted net loss                              $   (0.08)     $   (0.03)
                                                      =========      =========

     All of the Company's other acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the first quarter of fiscal 2002. Intangible assets amortization expense was $2,116 for the first quarter ending March 30, 2002. The components of the intangible assets were as follows:

                                                  First Quarter Ended
                                                    March 30, 2002
                                        -------------------------------------
                                     Gross Carrying  Accumulated     Net Carrying
                                         Amount      Amortization       Value
                                        -------        -------        -------
     Amortized intangible assets
       Patents and trademarks           $ 1,486        $   452        $ 1,034
       Purchased technology              59,430         38,025         21,405
                                        -------        -------        -------
     Total                              $60,916        $38,477        $22,439
                                        =======        =======        =======
     Goodwill                                                         $ 2,040
                                                                      -------
     Total intangible assets                                          $24,479
                                                                      =======

     Amortization of intangible assets is expected to be approximately $7,450 in fiscal 2002, $6,613 in fiscal 2003, $5,861 in fiscal 2004 and $4,390 in fiscal 2005.

2.   EARNINGS PER SHARE

     Basic earnings per share is calculated using weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares plus the effect, if dilutive, of outstanding stock options using the treasury stock method.

                                            First Quarter Ended
                                          -------------------------
                                          March 30,       March 31,
                                            2002             2001
                                          --------         --------
     Net Loss                             $ (3,061)        $ (2,107)
                                          ========         ========

     Weighted average number of
         common shares - Basic              40,035           39,036
                                          ========         ========

     Weighted average number of
       common and potential common
         shares - Diluted                   40,035           39,036
                                          ========         ========

     Net loss per share:
         Basic                            $  (0.08)        $  (0.05)
                                          ========         ========
         Diluted                          $  (0.08)        $  (0.05)
                                          ========         ========

     For the three months ended March 30, 2002 and March 31, 2001, there were 4,586 and 8,363 anti-dilutive common shares, respectively, not included in the calculation.

3.   BUSINESS SEGMENTS AND GEOGRAPHIC DATA

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

     The Company views its operations and manages its business as principally one segment with three distinct product groups: Printed Circuit Board Design ("PCB"), System Level Design ("SLD"), and Electromechanical Design ("EM"). Revenues for each of the categories for the first quarters of 2002 and 2001 are as follows:

                                                 First Quarter Ended
                                                   March 30, 2002
                                 ------------------------------------------------------
                                 Printed                       Electro-
                              Circuit Board    System Level    Mechanical
                                 Design           Design         Design     Consolidated
                                 -------          ------          ----          -------
     Revenue:
     Software                    $ 4,260          $1,349          $120          $ 5,729
     Services and other            6,916           2,494           568            9,978
                                 -------          ------          ----          -------
         Total revenue           $11,176          $3,843          $688          $15,707
                                 =======          ======          ====          =======

                                                 First Quarter Ended
                                                   March 30, 2001
                                 ------------------------------------------------------
                                 Printed                       Electro-
                              Circuit Board    System Level    Mechanical
                                 Design           Design         Design     Consolidated
     Revenue:
     Software                    $10,928          $3,898          $555          $15,381
     Services and other            7,787           3,747           343           11,877
                                 -------          ------          ----          -------
         Total revenue           $18,715          $7,645          $898          $27,258
                                 =======          ======          ====          =======

     Revenue consists of software sales, maintenance, and services. Net revenue by geographic region (in thousands) and as a percentage of total revenue for each region is as follows:

                                                  First Quarter Ended
                                               -------------------------
                                              March 30,         March 31,
                                                2002              2001
                                               -------           -------
     Revenue:
       North America                           $10,835           $18,422
       Europe                                    2,563             4,340
       Japan                                     1,731             2,016
       Other                                       578             2,480
                                               -------           -------
     Total Revenue                             $15,707           $27,258
                                               =======           =======

     As a percentage of Total Revenue
       North America                                69%               68%
       Europe                                       16%               16%
       Japan                                        11%                7%
       Other                                         4%                9%
                                               -------           -------
     Total                                         100%              100%
                                               =======           =======

4.   COMPREHENSIVE LOSS

     The following table presents the components of comprehensive loss for the periods indicated.

                                                            First Quarter Ended
                                                          -------------------------
                                                         March 30,        March 31,
                                                           2002              2001
                                                          -------           -------
     Net loss                                             $(3,061)          $(2,107)
     Foreign currency translation adjustments                  41              (364)
     Fair value adjustment of interest rate swap               62              --
                                                          -------           -------
     Comprehensive loss                                   $(2,958)          $(2,471)
                                                          =======           =======

5.   DEBT

     Innoveda has a credit facility with a commercial bank consisting of a $0.3 million revolving line of credit ("Line of Credit") and a $4.9 million term loan as of March 30, 2002 (the "Term Loan") (together, the "Credit Facility").

     For the fiscal quarter ended March 30, 2002, the Company did not meet certain financial covenants under the Credit Facility. The Company's failure to meet these financial covenants constitutes an event of default under the Credit Facility, allowing the commercial bank to declare all obligations of the Company under the Credit Facility due and payable in full. On April 23, 2002, the Company entered into a forbearance agreement with the commercial bank under which the commercial bank agreed to forbear from exercising its rights and remedies under the Credit Facility until at least May 21, 2002. The commercial bank's forbearance, as provided for in the forbearance agreement, is conditioned upon the absence of any additional events of default under the Credit Facility.

     The forbearance agreement provides that the interest rate under the Credit Facility be increased to be equal to the commercial bank's prime rate plus 3% and that all of the Company's obligations under the Credit Facility are due and payable in full on the earlier of August 15, 2002 or the closing of the transactions contemplated by the Agreement and Plan of Merger dated April 23, 2002 by and among Mentor Graphics Corporation, Indiana Merger Corporation and Innoveda, Inc. (See Note 7).

     Under the Credit Facility, the Company is required to make a principal payment on the Term Loan of $1,000 in the second quarter of fiscal 2002 and another Term Loan payment of $1,000 at the beginning of the third quarter of fiscal 2002. As amended by the forbearance agreement, the balance of the Term Loan is due on August 15, 2002.

6.   RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

     In August 2001, Innoveda, in response to significant negative economic trends, implemented a restructuring and streamlining of Company operations.

     IMPAIRMENT OF LONG-LIVED ASSETS

     During the third quarter of 2001, the Company wrote down approximately $32,945 of impaired long-lived assets related to the goodwill, purchased technology, workforce and customer base associated with the Company's acquisitions of PADS Software and Summit Design. Based on the declining historical and forecasted operating results of such intangible assets as they relate to earlier estimates and the general economic trends of the EDA industry as a whole, their estimated value to the Company has decreased. Based on the Company's expectation of future undiscounted net cash flows, these assets have been written-down to their net realizable value.

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

     The following table indicates payments made against the reserve during the fiscal quarter ended March 30, 2002.

                                           December 29, 2001     Amount       March 30, 2002
                                            Accrual Balance       Paid        Accrual Balance
                                           ----------------      ------      ----------------
     Severance and related expenses             $   115          $   77           $   38
     Lease commitment and related fees            1,218             258              960
     Other                                          207               6              201
                                                -------          -------          ------

                                                $ 1,540          $  341           $1,199
                                                =======          =======          ======

     All remaining amounts are expected to be paid by the end of fiscal 2002.

7.   SUBSEQUENT EVENTS

     PROPOSED MERGER

     On April 23, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mentor Graphics Corporation ("Mentor") and a wholly-owned subsidiary of Mentor ("Merger Sub") providing for Mentor to acquire all the outstanding shares of Innoveda for $3.95 per share in cash, for a total purchase price of approximately $160 million.

     Pursuant to the terms of the merger agreement, on April 30, 2002, Merger Sub commenced a tender offer to purchase all outstanding shares of common stock of Innoveda subject to certain conditions. The conditions to the tender offer include the receipt of all necessary government approvals and the tender, without withdrawal prior to the expiration of the tender offer, of at least a majority of Innoveda's outstanding shares of common stock on a fully diluted basis.

     The merger agreement contemplates that the tender offer will be followed, subject to the satisfaction or waiver of certain conditions, by a second step merger in which those shares of Innoveda's common stock not tendered in the tender offer will be converted into the right to receive $3.95 per share in cash. Stockholders representing approximately 39% of the outstanding shares of Innoveda have entered into support agreements under which they have agreed, among other things, to tender their shares in the tender offer and if necessary, to vote their shares in favor of the proposed merger.

     SLD DIVESTITURE

     On April 23, 2002, the Company divested certain assets and liabilities related to its system-level design ("SLD") product group to Divestiture Growth Capital ("DivestCap"), a technology investment fund.

     The Company transferred to DivestCap certain assets related to the SLD product group, including certain accounts receivable, intellectual property, furniture and fixtures, contracts and other assets. DivestCap will also assume certain liabilities related to the SLD product group, including customer obligations relating to SLD customer contracts.

     The Company will record the transaction in the second quarter of fiscal 2002. The Company did not receive any cash proceeds in this transaction. As of the date of the filing, the Company had not finalized its accounting for the divestiture, but it does not believe any gain or loss will be significant.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock" commencing on page 25, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Important Note About Forward-Looking Statements" above.

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

PROPOSED MERGER

On April 23, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mentor Graphics Corporation ("Mentor") and a wholly-owned subsidiary of Mentor ("Merger Sub") providing for Mentor to acquire all of the outstanding shares of Innoveda for $3.95 per share in cash, for a total purchase price of approximately $160 million.

Pursuant to the terms of the merger agreement, on April 30, 2002, Merger Sub commenced a tender offer to purchase all outstanding shares of common stock of Innoveda subject to certain conditions. The conditions to the tender offer include the receipt of all necessary government approvals and the tender, without withdrawal prior to the expiration of the tender offer, of at least a majority of Innoveda's outstanding shares of common stock on a fully diluted basis.

The merger agreement contemplates that the tender offer will be followed, subject to the satisfaction or waiver of certain condition, by a second step merger in which those shares of Innoveda's common stock not tendered in the tender offer will be converted into the right to receive $3.95 per share in cash. Stockholders representing approximately 39% of the outstanding shares of Innoveda have entered into support agreements under which they agreed, among other things, to tender their shares in the tender offer and if necessary, to vote their shares in favor of the proposed merger.

SLD DIVESTITURE

On April 23, 2002, the Company divested certain assets and liabilities related to its system-level design ("SLD") product group to Divestiture Growth Capital ("DivestCap"), a technology investment fund.

The Company transferred to DivestCap certain assets related to the SLD product group, including certain accounts receivable, intellectual property, furniture and fixtures, contracts and other assets. DivestCap will also assume certain liabilities related to the SLD product group, including customer obligations relating to SLD customer contracts.

The Company will record the transaction in the second quarter of fiscal 2002. The Company did not receive any cash proceeds in this transaction. As of the date of the filing, the Company had not finalized its accounting for the divestiture, but it does not believe any gain or loss will be significant.

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

OUR CRITICAL ACCOUNTING POLICIES ARE AS FOLLOWS:

o    Revenue recognition

o    Allowance for doubtful accounts

o    Valuation of long-lived assets

o    Accounting for income taxes

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

However, if the financial condition of our customers deteriorates and they are not able to make payments in excess of our estimates of our allowance, then we may need to increase our allowance for doubtful accounts which would adversely impact our ability to collect cash, which could adversely impact operations. We believe that the current estimate of the allowance for doubtful accounts recorded as of March 30, 2002, adequately covers any potential credit risks.

VALUATION OF LONG-LIVED ASSETS

Effective December 30, 2001, Innoveda adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. This statement applies to the Company's intangible assets that are being amortized. These intangible assets include purchased technology, patents and trademarks.

The Company would recognize an impairment loss if the carrying amount of these assets exceeds their fair value. The carrying amount of these assets is tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. The following are examples, but not limited to, such events or changes in circumstances:

o significant underperformance relative to expected historical or projected future operating results;

o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

o    significant negative industry or economic trends;

o    significant decline in our stock price for a sustained period; and

o    our market capitalization relative to net book value.

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

Effective December 30, 2001, Innoveda adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually.

The Company will test for goodwill impairment at least annually or more frequently if events or circumstances indicate that the asset may be impaired. If the fair value of the business segment, for which goodwill was recorded, is less than the recorded value, then the amount of the impairment loss will be recognized in accordance with this statement.

There was no impairment of goodwill or other intangible assets upon adoption of SFAS 142 and SFAS 144.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our condensed consolidated statements of operations:

                                                         First Quarter Ended
                                                         -------------------
                                                       March 30,       March 31,
                                                         2002           2001
                                                          ---           ---
Revenue:
  Software                                                 36%           56%
  Services and other                                       64%           44%
                                                          ---           ---
Total Revenue                                             100%          100%
                                                          ---           ---
Costs and expenses:
  Cost of software                                          8%            6%
  Cost of services and other                               15%           10%
  Sales and marketing                                      51%           41%
  Research and development                                 31%           28%
  General and administrative                                9%            8%
  Amortization of intangibles and stock compensation       13%           18%
                                                          ---           ---
Total operating expenses                                  127%          111%
                                                          ---           ---
Loss from operations                                      -27%          -11%
Other expense, net                                         -2%           --
                                                          ---           ---
Loss before benefit for income taxes                      -29%          -11%
                                                          ---           ---
Income tax benefit                                         -9%           -3%
                                                          ---           ---
Net loss                                                  -20%           -8%
                                                          ===           ===

QUARTERS ENDED MARCH 30, 2002 AND MARCH 31, 2001

SOFTWARE REVENUE

For the quarter ended March 30, 2002, software license revenue decreased 62% to $5.7 million from $15.4 million for the quarter ended March 31, 2001. The decrease in software license revenue is primarily attributable to the impact of the global economic downturn, particularly in the telecommunications and computer industries. Beginning in the second quarter of fiscal 2001, software license revenue was negatively affected as discretionary spending by customers was reduced, causing delays and postponement of orders. Also, the Company's restructuring in August of 2001 has contributed to the decline, as the Company has fewer sales and marketing resources and is focused on selling a narrower set of products. The Company has also experienced significant declines in distributor sales in the Japan and Asia regions. During the quarter, the Company received no software revenue from one of its distributors in Japan.
The Company recently terminated its distribution agreement with this distributor. If the transactions contemplated by the Merger Agreement are not consummated, the Company must seek distribution arrangements for the products that were previously sold by this distributor. Until such distribution arrangements are in place, the Company expects lower revenues in Japan.

Our products have been organized into three distinct product groups: Printed Circuit Board Design ("PCB"), System Level Design ("SLD"), and Electromechanical Design ("EM"). For the quarter ended March 30, 2002, PCB, SLD, and EM accounted for $4.3 million or 74%, $1.3 million or 24% and $0.1 million or 2%, respectively, of software license revenue. In April 2002, we divested our SLD business unit to Divestiture Growth Capital, a technology investment fund. See "Overview" above. For the quarter ended March 31, 2001, PCB, SLD, and EM accounted for $10.9 million or 71%, $3.9 million or 25% and $0.6 million or 4%, respectively, of software license revenue.

As a percentage of total revenue, software license revenue decreased to 36% for the quarter ended March 30, 2002 from 56% for the quarter ended March 31, 2001.

SERVICES AND OTHER REVENUE

For the quarter ended March 30, 2002, services and other revenue decreased 16% to $10.0 million from $11.9 million for the quarter ended March 31, 2001. The decrease is primarily due to a declining maintenance revenue stream related to the drop in software license revenue. In addition, maintenance revenue decreased relating to a decline in customers renewing maintenance contracts on existing software. Consulting and training revenue remained substantially constant quarter-to-quarter.

As discussed above, our products have been organized into three distinct product groups: PCB, SLD, and EM. For the quarter ended March 30, 2002, PCB, SLD, and EM accounted for $6.9 million or 69%, $2.5 million or 25% and $0.6 million or 6%, respectively, of services and other revenue. In April 2002, we divested our SLD business unit to Divestiture Growth Capital, a technology investment fund. See "Overview" above. For the quarter ended March 31, 2001, PCB, SLD, and EM accounted for $7.8 million or 66%, $3.8 million or 32% and $0.3 million or 2%, respectively, of services and other revenue.

As a percentage of total revenue, services and other revenue increased to 64% for the quarter ended March 30, 2002 from 44% for the quarter ended March 31, 2001.

COST OF SOFTWARE

Cost of software consists primarily of the cost of manufacturing, order processing, distributions and royalties. Cost of software revenue decreased 30% to $1.2 million for the quarter ended March 30, 2002 from $1.8 million for the quarter ended March 31, 2001. The decrease was primarily due to the decreased royalty costs consistent with the decrease in software license revenue, along with the retirement of products with large royalty costs as part of the Company's restructuring announced in August 2001. To a lesser extent, the decrease relates to the cost savings realized from the August 2001 restructuring and other cost reduction activities.

As a percentage of total revenue, cost of software increased to 8% for the quarter ended March 30, 2002 from 6% for the quarter ended March 31, 2001.

COST OF SERVICES AND OTHER

Cost of services and other consists primarily of costs of providing technical support, education and consulting services. Cost of services and other decreased 9% to $2.4 million for the quarter ended March 30, 2002 from $2.6 million for the quarter ended March 31, 2001. The decrease was primarily due to the cost savings realized from the August 2001 restructuring and other cost reduction activities.

As a percentage of total revenue, cost of services and other increased to 15% for the quarter ended March 30, 2002 from 10% for the quarter ended March 31, 2001.

SALES AND MARKETING

Sales and marketing expenses decreased 29% to $8.0 million for the quarter ended March 30, 2002 from $11.3 million for the quarter ended March 31, 2001. The decrease was primarily due to the cost savings realized from the August 2001 restructuring, including workforce reductions and facility shutdowns. The decrease also relates to limiting discretionary spending on marketing programs, travel, and sales meetings.

As a percentage of total revenue, sales and marketing expenses increased to 51% for the quarter ended March 30, 2002 from 41% for the quarter ended March 31, 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of costs related to product development. Research and development expenses decreased 36% to $4.9 million for the quarter ended March 30, 2002 from $7.7 million for the quarter ended March 31, 2001. The decrease was primarily due to the cost savings realized from the August 2001 restructuring, including workforce reductions and facility shutdowns. In addition, the decrease also relates to limiting discretionary spending on outside consulting, travel, and temporary help.

As a percentage of total revenue, research and development expenses increased to 31% for the quarter ended March 30, 2002 from 28% for the quarter ended March 31, 2001.

The amount of software development costs capitalized for the quarters ended March 30, 2002 and March 31, 2001 was approximately $0.3 million or 6% and $0.3 million or 4% of research and development expense, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include the costs of the administrative, finance, human resources, legal and information systems departments. General and administrative expenses decreased 37% to $1.4 million for the quarter ended March 30, 2002 from $2.2 million for the quarter ended March 31, 2001. The decrease was primarily due to the cost savings realized from the August 2001 restructuring, including workforce reductions and facility shutdowns. In addition, the decrease also relates to limiting discretionary spending on outside consulting and temporary help, recruiting costs, telephone, and office expenses.

As a percentage of total revenue, general and administrative expenses increased to 9% for the quarter ended March 30, 2002 from 8% for the quarter ended March 31, 2001.

AMORTIZATION OF INTANGIBLES AND STOCK COMPENSATION

Amortization expense decreased 58% to $2.0 million in the quarter ended March 30, 2002 from $4.8 million for the quarter ended March 31, 2001. This decrease in amortization expense was mainly due to the impairment in intangibles recorded during the third quarter of 2001. The Company wrote down approximately $32.9 million of impaired long-lived assets related to the goodwill, purchased technology, workforce and customer base primarily associated with the acquisition of Summit Design and to a lesser extent the acquisition of PADS Software. Based on the declining historical and forecasted operating results of such intangible assets as they relate to earlier estimates and the general economic trends of the EDA industry as a whole, their estimated value to the Company had decreased. Based on the Company's expectation of future discounted net cash flows, these assets were written-down to their net realizable value. Additionally, during the quarter ended March 30, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. As such, there was no amortization recorded for goodwill during the quarter ended March 30, 2002, compared to $0.5 million of goodwill amortization that was recorded during the quarter ended March 31, 2001.

There were $24.5 million and $69.3 million in intangible assets as of March 30, 2002 and March 31, 2001, respectively. Intangible assets as of March 30, 2002 consisted primarily of purchased technology, goodwill and trademarks, resulting from the Summit Design acquisition in March 2000, the PADS Software acquisition in September 2000, and the acquisition of Transcendent Design Technology, Inc. in 1999. As of March 31, 2001, intangible assets consisted of purchased technology, goodwill and customer base resulting primarily from the Summit Design acquisition, the PADS Software acquisition, assets acquired from OmniView, Inc. in March 1999, and the Transcendent acquisition.

Amortization of stock compensation remained constant at $0.1 million for the quarters ended March 30, 2002 and March 31, 2001. Amortization of stock compensation is being amortized using the straight-line method over 4 years.

OTHER INCOME (EXPENSE), NET

Other income (expense) consists of the net of interest expense relating to our term loan and revolving credit line, interest income from cash and cash equivalent balances, and gains and losses from foreign currency transactions resulting from foreign operations conducted in local currencies. Other expense increased to $0.3 million in the quarter ended March 30, 2002 from $0.02 million for the quarter ended March 31, 2001. Other expense increased primarily as a result of a sharp decrease in interest income due to the reduction of cash and cash equivalents, partially offset by the decrease in interest expense due to the pay down of debt obligations.

BENEFIT FOR INCOME TAXES

We recorded a benefit for income taxes of $1.4 million and $1.0 million for the quarters ended March 30, 2002 and March 31, 2001, respectively. Quarterly tax benefits are based on the estimated effective tax rate of 37.5% and 36% for fiscal years 2002 and 2001, respectively.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Innoveda finances its operations primarily through its cash balance and cash generated from operations. At March 30, 2002, we had $8.6 million in cash and cash equivalents. We have a Credit Facility with a commercial bank, which includes a Term Loan and a Line of Credit. The Term Loan had $4.9 million outstanding as of March 30, 2002. Borrowings under the Credit Facility are secured by substantially all of our assets. The Credit Facility contains limitations on additional indebtedness and capital expenditures, and includes financial covenants, which include but are not limited to the maintenance of minimum levels of profitability and deferred revenue, and minimum working capital and debt service coverage ratios.

For the fiscal quarter ended March 30, 2002, the Company did not meet certain financial covenants under the Credit Facility. The Company's failure to meet these financial covenants constitutes an event of default under the Credit Facility, allowing the commercial bank to declare all obligations of the Company under the Credit Facility due and payable in full. On April 23, 2002, the Company entered into a forbearance agreement with the commercial bank under which the commercial bank agreed to forbear from exercising its rights and remedies under the Credit Facility until at least May 21, 2002. The commercial bank's forbearance, as provided for in the forbearance agreement, is conditioned upon the absence of any additional events of default under the Credit Facility.

The forbearance agreement provides that the interest rate under the Credit Facility be increased to be equal to the commercial bank's prime rate plus 3% and that all of the Company's obligations under the Credit Facility are due and payable in full on the earlier of August 15, 2002 or the closing of the transactions contemplated by the Agreement and Plan of Merger dated April 23, 2002 by and among Mentor Graphics Corporation, Indiana Merger Corporation and Innoveda, Inc.

As of April 29, 2002, the Company had approximately $3.7 million in cash. The Company's outstanding obligations under the Credit Facility as of April 29, 2002 were $3.8 million. The commercial bank may not extend its forbearance from exercising its rights and remedies under the Credit Facility beyond May 21, 2002. In addition, the Company has a principal payment on the Term Loan of $1.0 million due at the beginning of the third fiscal quarter and the remaining balance of $2.7 million is now due and payable on August 15, 2002. The Company must secure alternative financing to pay its outstanding obligations under the Credit Facility in the event the acquisition of the Company by Mentor does not close prior to those obligations becoming due and payable. The expiration date of the tender offer commenced by Merger Sub on April 30, 2002 is 12:00 Midnight, New York City time, on Tuesday, May 28, 2002, subject to extension under certain circumstances. As noted above, the tender offer is subject to certain conditions, including the receipt of all necessary government approvals and the tender, without withdrawal prior to the expiration of the tender offer, of at least a majority of Innoveda's outstanding shares of common stock on a fully diluted basis.

For the three months ended March 30, 2002, net cash provided by operating activities was approximately $2.0 million. This was primarily due to non-cash depreciation and amortization, decreases in accounts receivable, prepaid and other current assets and a federal tax refund of approximately $1.2 million, partially offset by the net loss and decreases in accounts payable, other accrued liabilities and deferred revenue. Net cash used in investing activities for the three months ended March 30, 2002 was approximately $0.4 million, primarily due to the capitalization of software costs. Net cash used in financing activities was approximately $0.8 million for the three months ended March 30, 2002, primarily due to the repayment of principal on debt, repayment of capital lease obligations, partially offset by proceeds from exercises of employee stock options.

We consider all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At March 30, 2002 and March 31, 2001, substantially all cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. Pursuant to the Company's investment policy, all debt instruments must have quality ratings no lower than an A rating.

On April 23, 2002, the Company entered into the Merger Agreement providing for the acquisition of the Company by Mentor. If the transactions contemplated by the Merger Agreement are not consummated, the Company will need to secure additional financing to repay its outstanding debt obligations, and to provide working capital. Prior to entering into the Merger Agreement, the Company had been evaluating proposals for both a new credit facility and other financing alternatives and believes it could secure new financing if required. We believe that our current cash and cash equivalents, when combined with the net proceeds of prospective additional financing and cash generated from operations will satisfy anticipated cash requirements for at least the next 12 months. However, our liquidity and capital requirements will depend upon numerous factors, including, the availability of additional financing on terms acceptable to us or at all, the availability of additional financing within the required time constraints, market acceptance of our products, the size and timing of customer orders, product development costs and competitive and economic forces in the electronic design automation industry. The effects of these factors may cause our liquidity and capital requirements to vary.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

INNOVEDA IS CURRENTLY IN DEFAULT UNDER ITS CREDIT FACILITY , AND INNOVEDA MAY NOT BE ABLE TO REPLACE ITS CREDIT LINE OR TERM DEBT.

For the fiscal quarter ended March 30, 2002, the Company did not meet certain financial covenants under the Credit Facility. The Company's failure to meet these financial covenants constitutes an event of default under the Credit Facility, allowing the commercial bank to declare all obligations of the Company under the Credit Facility due and payable in full. On April 23, 2002, the Company entered into a forbearance agreement with the commercial bank under which the commercial bank agreed to forbear from exercising its rights and remedies under the Credit Facility until at least May 21, 2002. The commercial bank's forbearance, as provided for in the forbearance agreement, is conditioned upon the absence of any additional events of default under the Credit Facility.

The Company's outstanding obligations under the Credit Facility as of April 29, 2002 were $3.8 million. The commercial bank may not extend its forbearance from exercising its rights and remedies under the Credit Facility beyond May 21, 2002. If the commercial bank extends its forbearance, the Company is required to make a term loan payment of $1.0 million at the beginning of the third quarter of fiscal 2002 and the balance is due on August 15, 2002. The Company must secure alternative financing to pay its outstanding obligations under the Credit Facility in the event the acquisition of the Company by Mentor does not close prior to those obligations becoming due and payable. The expiration date of the tender offer commenced by Merger Sub on April 30, 2002 is 12:00 Midnight, New York City time, on Tuesday, May 28, 2002, subject to extension under certain circumstances. As noted above, the tender offer is subject to certain conditions, including the receipt of all necessary government approvals and the tender, without withdrawal prior to the expiration of the tender offer, of at least a majority of Innoveda's outstanding shares of common stock on a fully diluted basis.

If the transactions contemplated by the Merger Agreement entered into by the Company on April 23, 2002 are not consummated, in addition to requiring additional financing to pay its outstanding debt obligations, the Company will require additional financing for working capital. We may not be able to secure additional financing on terms acceptable to us or at all or within the time constraints we require. In addition, any future financing could result in substantial dilution to our stockholders.

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

o    level of sales and marketing staff;

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

Innoveda focuses on the electro-mechanical and printed circuit board (PCB) markets, while most major electronic design automation software providers focus their resources on the application-specific integrated circuit and integrated circuit design automation markets. Innoveda has adopted this focus because it believes that the increased complexity of application-specific integrated circuits and integrated circuit designs, and the resulting increase in design time, will cause electronic product manufacturers to differentiate their products at the system and PCB level. If the PCB and electro-mechanical design portions of the electronic design automation industry do not grow, it could have a material adverse effect on Innoveda's business, financial condition, results of operations or cash flows.

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

Innoveda competes on the basis of various factors including, among others:

o    product capabilities;

o    product performance;

o    price;

o    support of industry standards;

o    ease of use;

o    helping customers get their products to market first; and

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

JAPAN DISTRIBUTION. Innoveda has exclusive distribution agreements with three distributors in Japan, which collectively cover a significant portion of Innoveda's products in Japan. If any of these distributors terminates its relationship with Innoveda, it could have a material adverse affect on Innoveda's business, financial condition, results of operations or cash flows. The Company recently terminated its distribution agreement with one of its distributors in Japan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INNOVEDA FACES THE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, INCLUDING ITS BUSINESS ACTIVITIES IN EUROPE AND ASIA.

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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Innoveda has a credit facility with a commercial bank consisting of a $0.3 million revolving line of credit ("Line of Credit") and a $4.9 million term loan as of March 30, 2002 (the "Term Loan") (together, the "Credit Facility").

The current interest rate under the Credit Facility has been increased to be equal to the commercial bank's prime plus 3%.

Prior to the forbearance agreement, Innoveda had been required under the Credit Facility to enter into a no-fee interest rate swap agreement with a bank to reduce the impact of changes in interest rates on its floating rate Credit Facility. In connection with the termination of this interest-rate swap agreement on April 24, 2002, the Company agreed to pay $0.1 million.

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

Innoveda considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents. At March 30, 2002 and March 31, 2001, substantially all of the Company's cash and cash equivalents were invested in interest-bearing deposits and other short-term investments with an original maturity of three months or less as of the date of purchase. Pursuant to the Company's investment policy, all debt instruments must have quality ratings no lower than A rating.

FOREIGN CURRENCY EXCHANGE RATE RISK

Innoveda is also exposed to the impact of foreign currency fluctuations. Since Innoveda translates foreign currencies into U.S. dollars for reporting purposes, weakened currencies in its subsidiaries have a negative, though immaterial, impact on its results. Innoveda also believes that the exposure to currency exchange fluctuation risk is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. Innoveda entered into foreign exchange contracts as a hedge against certain accounts receivable denominated in foreign currencies during the three months ended March 30, 2002. Realized and unrealized gains and losses on foreign exchange contracts for the three months ended March 30, 2002 were insignificant. There were no outstanding foreign exchange contracts as of March 30, 2002.

PART II: OTHER INFORMATION

ITEM 3:
DEFAULTS UPON SENIOR SECURITIES

Innoveda has a credit facility with a commercial bank consisting of a $0.3 million revolving line of credit ("Line of Credit") and a $4.9 million term loan as of March 30, 2002 (the "Term Loan") (together, the "Credit Facility"). As of March 30, 2002 and April 29, 2002, the Company had an aggregate of $4.9 million and $3.8 million, respectively, in outstanding obligations under the Credit Facility.

For the fiscal quarter ended March 30, 2002, the Company did not meet certain financial covenants under the Credit Facility. The Company's failure to meet these financial covenants constitutes an event of default under the Credit Facility, allowing the commercial bank to declare all obligations of the Company under the Credit Facility due and payable in full. On April 23, 2002, the Company entered into a forbearance agreement with the commercial bank under which the commercial bank agreed to forbear from exercising its rights and remedies under the Credit Facility until at least May 21, 2002. The commercial bank's forbearance, as provided for in the forbearance agreement, is conditioned upon the absence of any additional events of default under the Credit Facility.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.     Description
-----------     -----------
2.1(1)          Agreement and Plan of Merger dated as of April 23, 2002 by and among Mentor Graphics Corporation, Indiana Merger Corporation and Innoveda, Inc.

-----------------------

(1.) Incorporated herein by reference to the Current Report on Form 8-K dated April 23, 2002 of Mentor Graphics Corporation, as filed with the Securities and Exchange Commission on April 24, 2002.

(b) REPORTS ON FORM 8-K

The Company did not file any current reports on Form 8-K during the fiscal quarter ended March 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INNOVEDA, INC.
                                 By: /s/ Kevin P. O'Brien
                                 Kevin P. O'Brien
                                 Vice President, Finance and Chief Financial
                                 Officer (Principal Financial Officer and Chief Accounting Officer)

Date: May 14, 2002

EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
2.1(1)          Agreement and Plan of Merger dated as of April 23, 2002 by and among Mentor Graphics Corporation, Indiana Merger Corporation and Innoveda, Inc.

-----------------------

(1.) Incorporated herein by reference to the Current Report on Form 8-K dated April 23, 2002 of Mentor Graphics Corporation, as filed with the Securities and Exchange Commission on April 24, 2002.